Form 10-Q
period 2006-12-31
Education Management LLC
filed 2007-02-14
CIK 1375891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 333-137605

EDUCATION MANAGEMENT LLC

(Exact name of registrant as specified in its charter)

Delaware	20-4506022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Education Management Corporation
210 Sixth Avenue, Pittsburgh, PA, 33rd Floor	15222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 562-0900

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

$375,000,000 of Senior Notes due 2014

$385,000,000 of Senior Subordinated Notes Due 2016

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of units of the registrant’s outstanding at December 31, 2006 was 100.

EDUCATION MANAGEMENT LLC and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor		Predecessor
	December 31, 2006	June 30, 2006	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,608	$263,296	$213,449
Restricted cash	11,725	10,036	4,568

Total cash, cash equivalents and restricted cash	167,333	273,332	218,017

Receivables, net	41,329	50,404	36,442
Notes, advances and other	8,080	7,828	7,218
Inventories	7,026	6,169	7,423
Deferred income taxes	14,837	23,645	13,616
Prepaid income taxes	—	26,635	—
Other current assets	20,309	15,190	14,147

Total current assets	258,914	403,203	296,863

Property and equipment, net	389,251	376,136	328,047
Deferred income taxes	—	—	1,268
Other long-term assets	72,334	80,691	16,910
Intangible assets, net	508,732	517,383	16,134
Goodwill	2,570,375	2,568,034	317,232

Total assets	$3,799,606	$3,945,447	$976,454

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$12,802	$12,795	$4,155
Revolver	—	160,000	—
Accounts payable	38,822	41,522	26,126
Accrued liabilities	94,959	75,948	42,625
Accrued income taxes	6,206	—	16,401
Unearned tuition	9,611	36,641	7,405
Advance payments	121,549	110,390	66,894

Total current liabilities	283,949	437,296	163,606

Long-term debt, less current portion	1,933,773	1,937,170	4,584
Deferred income taxes	207,566	220,402	—
Deferred rent	66,992	61,051	47,321
Other long-term liabilities	18,579	6,769	6,370

Shareholders’ equity:
Predecessor:
Common stock	—	—	757
Additional paid-in capital	—	—	354,433
Treasury stock at cost	—	—	(2,142)
Retained earnings	—	—	393,537
Accumulated other comprehensive income	—	—	7,988

Total Predecessor shareholders’ equity	—	—	754,573

Successor:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	—
Accumulated deficit	(4,042)	(19,659)	—
Accumulated other comprehensive income (loss)	(7,211)	2,418	—

Total Successor shareholder’s equity	1,288,747	1,282,759	—

Total liabilities and shareholders’ equity	$3,799,606	$3,945,447	$976,454

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Net revenues	$358,786	$312,611	$649,301	$565,596
Costs and expenses:
Educational services	196,709	171,096	381,446	342,497
General and administrative	72,677	62,533	145,292	121,975
Amortization of intangible assets	4,923	1,130	9,997	2,617

Total costs and expenses	274,309	234,759	536,735	467,089

Income before interest and income taxes	84,477	77,852	112,566	98,507
Interest expense (income), net	43,100	(1,444)	87,089	(2,148)

Income before income taxes	41,377	79,296	25,477	100,655
Provision for income taxes	16,013	31,667	9,860	39,074

Net income	$25,364	$47,629	$15,617	$61,581

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Successor	Predecessor
	For the six months ended December 31,
	2006	2005
Cash flows provided by operating activities:
Net income	$15,617	$61,581
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,790	31,684
Landlord allowances for tenant improvements	31	—
Amortization of intangibles	9,997	2,617
Amortization of debt issuance costs	3,811	207
Non-cash charges in deferred rent	(1,111)	(1,240)
Excess tax benefits from share based payments	—	(1,291)
Stock-based compensation expense	—	13,295
Deferred income taxes	909	(3,172)
Changes in current assets and liabilities:
Restricted cash	(1,689)	324
Receivables	8,798	14,345
Inventories	(874)	(1,808)
Other assets	384	(710)
Accounts payable	(484)	(2,004)
Accrued liabilities	47,596	26,720
Unearned tuition	(27,031)	(22,005)
Advance payments	11,341	12,340

Total adjustments	86,468	69,302

Net cash flows provided by operating activities	102,085	130,883

Cash flows used in investing activities:
Acquisition of subsidiaries	(205)	(1,333)
Expenditures for property, equipment & curriculum development	(45,599)	(35,959)
Landlord allowances for tenant improvements	(31)	—
Investment in marketable securities	(208,300)	(153,650)
Redemption of marketable securities	208,300	153,650
Other items, net	(520)	1,433

Net cash flows used in investing activities	(46,355)	(35,859)

Cash flows used in financing activities:
Payments on revolving credit facility	(160,000)	(62,000)
Payments of debt	(3,390)	(409)
Excess tax benefits from share based payments	—	1,291
Debt issuance costs	(298)	—
Net proceeds received from stock option and award plans	—	9,045
Other	—	530

Net cash flows used in financing activities	(163,688)	(51,543)
Effect of exchange rate changes on cash and cash equivalents	270	(2,006)

Net change in cash and cash equivalents	(107,688)	41,475
Cash and cash equivalents, beginning of year	263,296	171,974

Cash and cash equivalents, end of year	$155,608	$213,449

Cash paid (received) during the period for:
Interest (including swap settlement)	$69,469	$151
Income taxes, net of refunds	(25,570)	6,176

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	CHANGE IN OWNERSHIP, BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN OWNERSHIP

Education Management LLC (the “Company” or “Successor”) is a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (the “Predecessor” or “EDMC”). On June 1, 2006 EDMC was acquired by a consortium of private investment funds led by Providence Equity Partners and Goldman Sachs Capital Partners (the “Sponsors”) through a merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). In connection with the Transaction, each outstanding share of EDMC’s common stock (other than shares held in treasury or shares held by any of the respective subsidiaries) were cancelled and converted to the right to receive $43.00 in cash. EDMC remained as a legal entity after the Transaction but contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by the Company and the issuance by the Company and Education Management Finance Corp. (a wholly-owned subsidiary of the Company) of Senior Notes due 2014 and Senior Subordinated Notes due 2016.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2006, June 30, 2006 and December 31, 2005, the statements of operations for the three and six months ended December 31, 2006 and 2005 and the statements of cash flows for the six months ended December 31, 2006 and 2005. The statement of operations for the three and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 and the Amendment to Form S-4 as filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at June 30, 2006 has been derived from the consolidated audited balance sheet included in the Company’s S-4 Registration Statement as filed with the SEC.

NATURE OF OPERATIONS

The Company is among the largest providers of postsecondary education in North America, with more than 80,300 active students as of the fall of 2006. The Company offers education through four different educational systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four educational systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SEASONALITY

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in online and bachelor’s degree programs. The first fiscal quarter is typically the lowest revenue recognition quarter due to student vacations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

The following significant accounting policies relate to the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements:

Allowances for Doubtful Accounts

The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection, in consideration of the Company’s historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. The interest rate swap agreements qualify and are designated as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swaps are accounted for as an asset or a liability in the condensed consolidated balance sheet at fair value. Changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax benefit or expense. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. The Company entered into one of the swap

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

agreements with an affiliate of one of the Sponsors. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Long Lived Assets

Property and equipment are recorded at their estimated cost less accumulated depreciation. Buildings are depreciated over the estimated useful life of 30 years using the straight-line method. Leasehold improvement and capitalized lease costs are amortized over the shorter of the original lease term, exclusive of any renewal periods, or their estimated useful lives. The majority of the Company’s property and equipment are depreciated over estimated useful lives ranging from three to ten years using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes. The Company evaluates the recoverability of property and equipment with finite lives whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

The Company and its immediate parent, Education Management Holdings LLC, were organized as single member limited liability companies. As such, the Company and Education Management Holdings LLC are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains in tact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Education Management Holdings LLC and the Company. Therefore, the consolidated income tax provision is computed on a basis similar to that of the Predecessor and reflects the consolidated income tax provision of EDMC and subsidiaries.

Goodwill and Other Identifiable Intangible Assets

The Company evaluates the recoverability of the goodwill and indefinite lived intangible assets attributable to each reporting unit as required under SFAS No. 142, “Goodwill and Other Intangible Assets”, by comparing the fair value of each reporting unit with its carrying value. The evaluation is performed at least annually and additionally when potential impairment indicators exist as required by SFAS No. 142. Management applies judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

Leases

The Company leases most of its administrative and educational facilities under operating lease agreements. The Company also leases certain equipment used in these facilities under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Contingencies

The Company accrues for contingent obligations when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

Revenue Recognition

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most of the Company’s programs, the academic and fiscal quarters are the same. Therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy University and the Brown Mackie Colleges, and to a lesser degree South University and certain Art Institutes, have educational programs with starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

Segment Reporting

Effective July 17, 2006, the Company reorganized its operations to a divisional structure aligned by educational systems from the previous regional management structure. The majority of the Company’s schools across these educational systems provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. The Company does not rely on any major customers as a source of revenues. Further, the chief operating decision maker, as defined by SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”, allocates resources and assesses the performance of the Company at the school level. The Company believes that it meets the criteria for aggregating the operations into a single reportable segment.

2.    SHARE-BASED PAYMENT

Successor:

In August 2006, EDMC’s board of directors approved the 2006 Stock Option Plan, which authorizes equity awards to be granted for up to 1,368,421 shares of common stock. Under this plan, certain management and key employees of the Company have or will be granted a combination of time-based options and performance-based options to purchase common stock issued by the Company. Time-based options generally vest ratably over a five year period on the anniversary of the date of the grant. Performance-based options vest upon the attainment of specified returns on invested capital in EDMC. Time-based and performance-based options generally vest upon a change in control, subject to certain conditions, and generally expire ten years from the date of grant. Both grants are subject to conditions under SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) that define certain events that must occur in order for the participants to receive fair market value for their options.

In August 2006, EDMC granted options to certain executive officers to purchase 478,947 shares of common stock. In December 2006, EDMC made additional grants of options to purchase 619,400 shares of common stock. The strike price on all option grants equaled the market value on the date of grant. At December 31, 2006, the Company considered the realization events entitling these participants to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accordingly, under SFAS No. 123R, compensation expense of the grants is not recognized until one of these performance conditions become probable.

EDMC’s Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company.

Predecessor:

The Predecessor maintained a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, senior management and key personnel. The Predecessor adopted the modified-prospective transition method of SFAS No. 123R as of July 1, 2005, which required the Company to record equity compensation expense for all unvested and new awards as of the adoption date. Under the modified-prospective transition method of SFAS No. 123R, equity based compensation cost was recognized for the portion of the vesting period that lapsed during the three and six month periods ended December 31, 2005 for all equity-based grants that occurred prior to December 31, 2005 that were not fully vested at the beginning of the respective period. Compensation expense was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

3.    BUSINESS COMBINATION

As described in Note 1, the Transaction was completed on June 1, 2006 and was financed by a combination of equity invested by the Sponsors and other investors, borrowings under the Company’s senior secured credit facility, the issuance by the Company and Education Management Finance Corp. of Senior Notes due 2014 and Senior Subordinated Notes due 2016, and EDMC’s cash on hand. These funds, net of proceeds from the exercise of outstanding stock options, were used to purchase all of EDMC’s shares of common stock that were issued and outstanding immediately prior to the completion of the Transaction at $43.00 per share.

4.    INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company reviews intangible assets with an identifiable useful life for impairment when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Annually, or more frequently if necessary, the Company evaluates goodwill and its intangible assets for impairment with any resulting impairment reflected as an operating expense.

The Company made certain adjustments to the allocation of the purchase price during the six months ended December 31, 2006. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes based on valuation data and management’s estimates and assumptions, which are subject to change during the allocation period as more information becomes available. The following table summarizes changes in goodwill (dollars in thousands):

Goodwill at June 30, 2006	$2,568,034
Adjustments related to the transaction	2,341

Goodwill at December 31, 2006	$2,570,375

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Intangible assets consisted of the following amounts (dollars in thousands):

	December 31, 2006		Useful life	June 30, 2006
Asset Class	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	—	Indefinite	$330,000	—
Tradename-Other	3,000	(194)	9	3,000	(28)
Licensing, Accreditation & Title IV Program Participation	114,205	—	Indefinite	114,000	—
Curriculum and programs	18,020	(2,584)	4 to 8	16,861	(369)
Student contracts, applications & relationships	39,000	(6,384)	2 to 9	39,000	(912)
Favorable leases and other	16,213	(2,544)	1 to 12	16,231	(400)

Total Intangible Assets	$520,438	$(11,706)		$519,092	$(1,709)

Amortization of intangible assets for the three months ended December 31, 2006 and 2005 was approximately $4.9 million and $1.1 million, respectively. Amortization of intangible assets for the six months ended December 31, 2006 and 2005 was approximately $10.0 million and $2.6 million, respectively. Based on the fair value of the Company’s intangible assets at December 31, 2006, total estimated amortization of all acquisition related intangible assets for the remainder of the year ended June 30, 2007 and for each of the years ended June 30, 2008 through 2011 and thereafter is as follows (dollars in thousands):

Fiscal years	Amortization Expense (in thousands)
2007 (remainder)	$8,842
2008	17,641
2009	15,484
2010	6,040
2011	4,518
2012 and thereafter	10,844

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Net income	$25,364	$47,629	$15,617	$61,581
Other comprehensive income (loss):
Foreign currency translation	(177)	(57)	(191)	1,866
Unrealized gain (loss) on interest rate swaps, net of tax	636	—	(9,438)	—

Comprehensive income	$25,823	$47,572	$5,988	$63,447

Accumulated other comprehensive loss represents the foreign currency translation adjustment and the unrealized loss on interest rate swaps, net of tax benefit of approximately $5.4 million, at December 31, 2006.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the potential impact of FIN No. 48, if any.

On September 15, 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is in the process of evaluating the potential impact of SFAS No. 157, if any.

7.    DEBT AND DERIVATIVE INSTRUMENTS

Debt consisted of the following at December 31, 2006, June 30, 2006 and December 31, 2005 (dollars in thousands):

	Successor		Predecessor
	December 31, 2006	June 30, 2006	December 31, 2005
Revolving credit facility	$—	$160,000	$—
Senior secured term loan facility, due 2013	1,182,038	1,185,000	—
Senior notes due 2014 at 8.75%	375,000	375,000	—
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	—
Capital leases	2,673	3,101	3,434
Mortgage debt of consolidated entities	1,864	1,864	5,305

Total debt	1,946,575	2,109,965	8,739
Less current portion, including revolving credit facility	12,802	172,795	4,155

Total long term debt, less current portion	$1,933,773	$1,937,170	$4,584

The interest rate on the senior secured term loan facility was 7.88% and 7.63% at December 31, 2006 and June 30, 2006, respectively. The Company borrowed at the prime rate plus an applicable margin from September 29, 2006 through October 2, 2006 to synchronize the reset dates of the facility with its interest rate swap agreements. There were no outstanding borrowings under the revolver as of December 31, 2006. Borrowings on the revolving credit facility outstanding at June 30, 2006 of $160.0 million were classified as short-term debt on the June 30, 2006 balance sheet as they were repaid on July 3, 2006. The Company borrowed under its $300.0 million revolving credit facility to satisfy certain year-end regulatory financial ratios at June 30, 2006. There were no borrowings under the Predecessor’s revolving credit facility at December 31, 2005.

Other Indebtedness

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of approximately $1.9 million as of

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

December 31, 2006. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

The Company had outstanding letters of credit of $91.4 million at December 31, 2006, including a letter of credit to the Department of Education for approximately $87.9 million. The U.S. Department of Education requires the Company to maintain the letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit have reduced the availability of the Company to borrow funds under its $300.0 million revolving credit facility. The Predecessor had outstanding letters of credit of $2.7 million at December 31, 2005.

Derivative Instruments

The Company recorded an unrealized after-tax gain of $0.6 million in other comprehensive loss related to the change in market value on the swap agreements for the three months ended December 31, 2006 and an unrealized after-tax loss of $9.4 million for the six months ended December 31, 2006. This cumulative unrealized loss, which is included in other comprehensive loss, may be recognized in the condensed consolidated statement of operations if certain terms of the senior secured credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity.

8.    INCOME TAXES

The Company’s effective tax rate was 38.7% for three and six months ended December 31, 2006. The effective tax rate for the Predecessor was 39.9% and 38.8% for the three and six months ended December 31, 2005, respectively. The effective tax rate for the year ended June 30, 2006 was 43.1%. The effective income tax rate is computed based upon SFAS No. 109, “Accounting for Income Taxes” as described in the summary of significant accounting policies footnote.

The effective rates varied from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes. The decrease in the effective tax rate for the second quarter of fiscal 2007 as compared with the same period in the prior fiscal year was primarily due to the impact of stock compensation expense under SFAS No. 123R on the prior year fiscal quarter.

9.    OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2006, June 30, 2006 and December 31, 2005 (in thousands):

	Successor		Predecessor
	December 31, 2006	June 30, 2006	December 31, 2005
Tenant improvement receivables	$8,149	$2,345	$3,248
Prepaid advisory fees	—	2,521	—
Prepaid expenses	9,812	7,464	9,143
Prepaid deposits	450	550	548
Other	1,898	2,310	1,208

	$20,309	$15,190	$14,147

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10.    ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2006, June 30, 2006 and December 31, 2005 (in thousands):

	Successor		Predecessor
	December 31, 2006	June 30, 2006	December 31, 2005
Interest	$29,617	$13,594	$160
Payroll and related taxes	30,884	32,418	17,775
Capital expenditures	8,489	2,789	1,109
Advertising	9,471	7,993	6,317
Professional fees	2,519	4,208	3,164
Other	13,979	14,946	14,100

	$94,959	$75,948	$42,625

11.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2006, June 30, 2006 and December 31, 2005 (in thousands):

	Successor		Predecessor
	December 31, 2006	June 30, 2006	December 31, 2005
Interest rate swap	$12,361	$—	$—
Deferred compensation plan	5,875	6,431	6,275
Other	343	338	95

	$18,579	$6,769	$6,370

12.    CONTINGENCIES

The Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.  RELATED PARTY TRANSACTIONS

The Company is obligated to pay the Sponsors and Leeds Equity Partners an aggregate of $5.0 million in advisory fees each year. The Company has recognized approximately $1.2 million and $2.5 million of the expense for the three and six months ended December 31, 2006, respectively.

The Company maintains a $375.0 million notional value interest rate swap agreement with an affiliate of one of the Sponsors.

14.    SUBSEQUENT EVENTS

On February 13, 2007 the Company amended and restated its $1,185.0 million senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin spread of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

loan facility also includes a call provision that requires the Company to pay a premium equal to 1% of the outstanding loan balance in connection with a re-pricing that results in an additional margin reduction prior to February 13, 2008. There were no other material changes to the senior secured term loan facility. This amendment was accounted for under Emerging Issues Task Force 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in which the old and new debt agreements are not considered “substantially different”.

On February 8, 2007, the Company entered into an employment agreement with Todd S. Nelson pursuant to which Mr. Nelson will, as of February 20, 2007, become the Company’s Chief Executive Officer and President and a member of the Company’s board of directors. In connection with the hiring of Mr. Nelson, John R. McKernan, Jr., the Company’s current Chief Executive Officer and Chairman, will serve as the executive Chairman of the Company.

15.    SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On June 1, 2006, in connection with the Transaction, the Company issued $375.0 million of Senior Notes due 2014 and $385.0 million of Senior Subordinated Notes due 2016. The Senior Notes due 2014 and Senior Subordinated Notes due 2016 are fully and unconditionally guaranteed by all of the Company’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school or has been formed for such purposes and subsidiaries that have no material assets (collectively, the “Guarantors”). All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes due 2014 and Senior Subordinated Notes due 2016 (“Non-Guarantors”).

The following tables present the consolidated financial position, results of operations and cash flows of the Company or the Predecessor, as applicable, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2006, June 30, 2006 and December 31, 2005 and for the three and six months ended December 31, 2006 and 2005.

The Company and its immediate parent, Education Management Holdings LLC, were organized as single member limited liability companies. As such, the Company and Education Management Holdings LLC are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains in tact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Education Management Holdings LLC and the Company. The Company allocates income tax expense from the parent to its guarantor and non-guarantor subsidiaries at fiscal year end. Therefore, the following tables presenting the consolidated financial position, results of operations and cash flows of the Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2006 and for the three and six months ended December 31, 2006 do not include the impact of these year-end allocations.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Successor)

December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$150,756	$198	$4,654	$—	$155,608
Restricted cash	2,344	—	9,381	—	11,725
Notes, advances and trade receivables, net	266	28	49,115	—	49,409
Inventories	—	—	7,026	—	7,026
Prepaid expenses, taxes and other current assets	7,829	157	27,160	—	35,146

Total current assets	161,195	383	97,336	—	258,914

Property and equipment, net	29,097	4,696	355,458	—	389,251
Intangible assets, net	807	77	507,848	—	508,732
Goodwill	—	—	2,570,375	—	2,570,375
Intercompany balances	1,871,201	(9,429)	(1,861,772)	—	—
Other long term assets	72,778	7	(451)	—	72,334
Investment in subsidiaries	1,208,011	—	—	(1,208,011)	—

Total assets	$3,343,089	$(4,266)	$1,668,794	$(1,208,011)	$3,799,606

Liabilities and shareholder’s equity
Current:
Current portion of long-term debt	$11,875	$6	$921	$—	$12,802
Accounts payable, accrued and other current liabilities	85,761	866	184,520	—	271,147

Total current liabilities	97,636	872	185,441	—	283,949

Long-term debt, less current portion	1,930,229	2	3,542	—	1,933,773
Other long term liabilities	20,848	41	64,682	—	85,571
Deferred income taxes	5,629	43	201,894	—	207,566

Total liabilities	2,054,342	958	455,559	—	2,510,859

Total shareholder’s equity (deficit)	1,288,747	(5,224)	1,213,235	(1,208,011)	1,288,747

Total liabilities and shareholder’s equity (deficit)	$3,343,089	$(4,266)	$1,668,794	$(1,208,011)	$3,799,606

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Successor)

June 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$5,018	$170	$258,108	$—	$263,296
Restricted cash	4,766	—	5,270	—	10,036
Notes, advances and trade receivables, net	1,127	30	57,075	—	58,232
Inventories	—	—	6,169	—	6,169
Prepaid expenses, taxes and other current assets	17,426	207	47,837	—	65,470

Total current assets	28,337	407	374,459	—	403,203

Property and equipment, net	29,779	4,552	341,805	—	376,136
Intangible assets, net	897	81	516,405	—	517,383
Goodwill	—	—	2,568,034	—	2,568,034
Intercompany balances	2,206,170	(4,550)	(2,201,620)	—	—
Other long term assets	76,057	7	4,627	—	80,691
Investment in subsidiaries	1,105,131	—	—	(1,105,131)	—

Total assets	$3,446,371	$497	$1,603,710	$(1,105,131)	$3,945,447

Liabilities and shareholder’s equity
Current:
Short-term and current portion of long-term debt	$171,874	$6	$915	$—	$172,795
Accounts payable, accrued and other current liabilities	41,816	3,252	219,433	—	264,501

Total current liabilities	213,690	3,258	220,348	—	437,296

Long-term debt, less current portion	1,933,203	9	3,958	—	1,937,170
Other long term liabilities	9,149	38	58,633	—	67,820
Deferred income taxes	7,570	43	212,789	—	220,402

Total liabilities	2,163,612	3,348	495,728	—	2,662,688

Total shareholder’s equity (deficit)	1,282,759	(2,851)	1,107,982	(1,105,131)	1,282,759

Total liabilities and shareholder’s equity	$3,446,371	$497	$1,603,710	$(1,105,131)	$3,945,447

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Predecessor)

December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$180,349	$52	$33,048	$—	$213,449
Restricted cash	1,892	—	2,676	—	4,568
Notes, advances and trade receivables, net	1,062	33	42,565	—	43,660
Inventories	11	—	7,412	—	7,423
Prepaid expenses, taxes and other current assets	14,929	117	12,717	—	27,763

Total current assets	198,243	202	98,418	—	296,863

Property and equipment, net	27,564	4,536	295,947	—	328,047
Intangible assets, net	988	84	15,062	—	16,134
Goodwill	11,237	—	305,995	—	317,232
Intercompany balances	(500,835)	(3,984)	504,819		—
Other long term assets	16,313	10	1,855	—	18,178
Investment in subsidiaries	1,074,758	—	—	(1,074,758)	—

Total assets	$828,268	$848	$1,222,096	$(1,074,758)	$976,454

Liabilities and shareholder’s equity
Current:
Current portion of long-term debt	$24	$6	$4,125	$—	$4,155
Accounts payable, accrued and other current liabilities	65,007	738	93,706	—	159,451

Total current liabilities	65,031	744	97,831	—	163,606

Long-term debt, less current portion	69	20	4,495	—	4,584
Other long term liabilities	8,283	18	45,390	—	53,691
Deferred income taxes	312	54	(366)	—	—

Total liabilities	73,695	836	147,350	—	221,881

Total shareholder’s equity	754,573	12	1,074,746	(1,074,758)	754,573

Total liabilities and shareholder’s equity	$828,268	$848	$1,222,096	$(1,074,758)	$976,454

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)

For the three months ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$1,756	$357,029	$—	$358,786
Cost and expenses:
Educational services	7,497	1,450	187,762	—	196,709
General and administrative	(14,158)	1,968	84,867	—	72,677
Amortization of intangible assets	45	—	4,878	—	4,923

Total costs and expenses	(6,616)	3,418	277,507	—	274,309

Income (loss) before interest and income taxes	6,617	(1,662)	79,522	—	84,477
Interest expense, net	42,426	—	674	—	43,100
Equity in earnings of subsidiaries	(77,186)	—	—	77,186	—

Income (loss) before income taxes	41,377	(1,662)	78,848	(77,186)	41,377
Provision for income taxes	16,013	—	—	—	16,013

Net income (loss)	$25,364	$(1,662)	$78,848	$(77,186)	$25,364

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)

For the three months ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$1,521	$311,089	$—	$312,611
Cost and expenses:
Educational services	7,775	1,110	162,211	—	171,096
General and administrative	(8,780)	1,760	69,553	—	62,533
Amortization of intangible assets	45	—	1,085	—	1,130

Total costs and expenses	(960)	2,870	232,849	—	234,759

Income (loss) before interest and income taxes	961	(1,349)	78,240	—	77,852
Interest (income) expense, net	(2,208)	—	764	—	(1,444)
Equity in earnings of subsidiaries	(52,805)	—	—	52,805	—

Income (loss) before income taxes	55,974	(1,349)	77,476	(52,805)	79,296
Provision (benefit) for income taxes	8,345	(116)	23,438	—	31,667

Net income (loss)	$47,629	$(1,233)	$54,038	$(52,805)	$47,629

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)

For the six months ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$4,630	$644,670	$—	$649,301
Cost and expenses:
Educational services	14,471	3,320	363,655	—	381,446
General and administrative	(22,880)	3,683	164,489	—	145,292
Amortization of intangible assets	90	—	9,907	—	9,997

Total costs and expenses	(8,319)	7,003	538,051	—	536,735

Income (loss) before interest and income taxes	8,320	(2,373)	106,619	—	112,566
Interest expense, net	85,700	—	1,389	—	87,089
Equity in earnings of subsidiaries	(102,880)	—	—	102,880	—

Income (loss) before income taxes	25,500	(2,373)	105,230	(102,880)	25,477
Provision (benefit) for income taxes	9,883	—	(23)	—	9,860

Net income (loss)	$15,617	$(2,373)	$105,253	$(102,880)	$15,617

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)

For the six months ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$4,660	$560,935	$—	$565,596
Cost and expenses:
Educational services	$16,992	3,124	322,381	—	342,497
General and administrative	(16,166)	3,989	134,152	—	121,975
Amortization of intangible assets	91	—	2,526	—	2,617

Total costs and expenses	917	7,113	459,059	—	467,089

Income (loss) before interest and income taxes	(916)	(2,453)	101,876	—	98,507
Interest (income) expense, net	(3,658)	—	1,510	—	(2,148)
Equity in earnings of subsidiaries	(64,796)	—	—	64,796	—

Income (loss) before income taxes	67,538	(2,453)	100,366	(64,796)	100,655
Provision (benefit) for income taxes	5,957	(10)	33,127	—	39,074

Net income (loss)	$61,581	$(2,443)	$67,239	$(64,796)	$61,581

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)

For the six months ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net income (loss)	$15,617	$(2,373)	$105,253	$(102,880)	$15,617
Non-cash adjustments	(94,597)	108	40,036	102,880	48,427
Changes in operating assets and liabilities	49,766	(2,341)	(9,384)		38,041

Cash flow provided by (used in) operating activities	(29,214)	(4,606)	135,905	—	102,085

Cash flow from investing activities
Intercompany transactions	341,620	4,890	(346,510)	—	—
Acquisition of subsidiaries			(205)	—	(205)
Cash paid for property, equipment and curriculum development	(3,191)	(249)	(42,159)	—	(45,599)
Other investing activities	(205)	—	(346)	—	(551)

Cash provided by (used in) investing activities	338,224	4,641	(389,220)	—	(46,355)

Cash flow from financing activities
Net repayments of debt	(162,974)	(7)	(409)	—	(163,390)
Other financing activities	(298)	—	—	—	(298)

Cash used in financing activities	(163,272)	(7)	(409)	—	(163,688)

Effect of exchange rate changes on cash and cash equivalents	—	—	270	—	270

Increase (decrease) in cash and cash equivalents	145,738	28	(253,454)	—	(107,688)
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$150,756	$198	$4,654	$—	$155,608

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Predecessor)

For the six months ended December 31, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net income (loss)	$61,581	$(2,443)	$67,239	$(64,796)	$61,581
Non-cash adjustments	(53,559)	66	30,797	64,796	42,100
Changes in operating assets and liabilities	30,131	(1,553)	(1,376)	—	27,202

Cash flow provided by (used in) operating activities	38,153	(3,930)	96,660	—	130,883

Cash flow from investing activities
Intercompany transactions	193,098	4,857	(197,955)	—	—
Acquisition of subsidiaries	—	—	(1,333)	—	(1,333)
Cash paid for property, equipment and curriculum development	(5,565)	(370)	(30,024)	—	(35,959)
Other investing activities	1,860	(630)	203	—	1,433

Cash provided by (used in) investing activities	189,393	3,857	(229,109)	—	(35,859)

Cash flow from financing activities
Net repayments of debt	(62,011)	(2)	(396)	—	(62,409)
Other financing activities	10,867	—	(1)	—	10,866

Cash used in financing activities	(51,144)	(2)	(397)	—	(51,543)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,006)	—	(2,006)

Increase (decrease) in cash and cash equivalents	176,402	(75)	(134,852)	—	41,475
Beginning cash and cash equivalents	3,947	127	167,900	—	171,974

Ending cash and cash equivalents	$180,349	$52	$33,048	$—	$213,449

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenue

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	54.8%	54.7%	58.7%	60.5%
General and administrative	20.3%	20.0%	22.4%	21.6%
Amortization of intangible assets	1.4%	0.4%	1.6%	0.5%

Total costs and expenses	76.5%	75.1%	82.7%	82.6%

Income before interest and income taxes	23.5%	24.9%	17.3%	17.4%
Interest (income) expense, net	12.0%	-0.5%	13.4%	-0.4%

Income before income taxes	11.5%	25.4%	3.9%	17.8%
Provision for income taxes	4.5%	10.1%	1.5%	6.9%

Net income	7.0%	15.3%	2.4%	10.9%

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Net revenues

Net revenues for the three months ended December 31, 2006 increased 14.8% to $358.8 million, compared to $312.6 million for the same period a year ago, primarily resulting from a 10.8% increase in total student enrollment and an approximate 5% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum, average credits taken by students and the average student population. Total enrollment at the start of the fall quarter (second quarter of fiscal 2007) was approximately 80,300 students compared to approximately 72,500 students for the same period a year ago.

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in online and bachelor’s degree programs. The fiscal first quarter is typically the lowest revenue quarter due to student vacations.

Educational services expense

Educational services expense increased by $25.6 million, or 15.0%, to $196.7 million for the three months ended December 31, 2006 as compared to $171.1 million for the same period a year ago. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. The increase in educational services expense of 10 basis points as a percentage of net revenue as compared to the same period a year ago is primarily attributable to increases in personnel costs and bad debt expense as a percentage of net revenue. Non-cash equity based compensation expense, which is a component of personnel costs, decreased 65 basis points as a percentage of net revenue as compared to the same period a year ago due to expense associated with SFAS No. 123R of $2.2 million in the prior year period. This decrease was offset by a 59 basis point increase as a percentage of net revenue in personnel costs that resulted from higher investment in new schools and online operations as compared to the same period a year ago. Bad debt expense increased 16 basis points as a percentage of net revenue compared to the same period a year ago from one time adjustments that resulted in credits of $0.8 million in the same period a year ago. Adjusted for these one-time items, bad debt expense decreased 10 basis points as a percentage of net revenue as compared to the same period a year ago as a result of continued strength in accounts receivable collections, as well as increases in alternative loans received by students which are used to pay tuition. Rent expense increased eight basis points as a percentage of net revenue as compared to the same period a year ago primarily due to the increased housing rent to support the student housing growth, growth in new schools and expansion at existing schools. These increases were partially offset by decreases as a percentage of net revenue as compared to the same period a year ago by continued operating leverage of the Company’s supply costs and outside services.

General and administrative expense

General and administrative expense was $72.7 million for the three months ended December 31 2006, an increase of 16.2% from $62.5 million for the same period a year ago. Non-cash equity based compensation expense, which is a component of personnel costs, decreased 159 basis points as a percentage of net revenue as compared to the same period a year ago due to expense associated with SFAS No. 123R of $4.7 million in the prior year period. Adjusted for the effect of SFAS No. 123R expense for the three months ended December 31, 2005, general and administrative expense increased 184 basis points as a percentage of net revenue for the three months ended December 31, 2006 as compared to the same period a year ago. Additional investment in marketing and admissions personnel costs resulted in a 107 basis points increase as a percentage of net revenue as compared to the same period a year ago and was primarily offset by continued operating leverage on administrative personnel costs of a decrease of 62 basis points as a percentage of net revenue as compared to the same period a year ago. Additional investment in advertising resulted in a 99 basis points increase as a percentage of net revenue as compared to the same period a year ago. Consulting and advisory expenses resulted in 24 basis points increase as a percentage of net revenue as compared to the same period a year ago. The remaining increase as a percentage of net revenue as compared to the same period a year ago was primarily a result of an increase in travel costs.

Amortization of Intangible Assets

Amortization of intangibles increased to $4.9 million for the three months ended December 31, 2006, as compared to $1.1 million for the same period a year ago due to the impact of the Transaction.

Income before Interest and Taxes

Income before interest and taxes (“operating income”) increased by $6.6 million to $84.5 million for the three months ended December 31, 2006 from $77.9 million for the same period a year ago. The corresponding operating income margin decreased to 23.5% for the three months ended December 31, 2006 as compared to 24.9% for the same period a year ago due to the factors described above.

Interest Expense, Net

The Company had net interest expense of $43.1 million during the three months ended December 31, 2006 as compared to net interest income of $1.4 million as in the same period a year ago. The increase in net interest expense is related to the debt incurred by the Company and amortization of financing costs as a result of the Transaction.

Provision for Income Taxes

Income tax provision for the three months ended December 31, 2006 was $16.0 million as compared to $31.7 million for the same period a year ago. The decrease year over year was directly attributable to the deduction of the interest expense related to the debt incurred from the Transaction for federal and unitary state tax purposes. The Company’s effective tax rate was 38.7% for the three months ended December 31, 2006, as compared to 39.9% for the same period a year ago. The decrease in the effective tax rate for the three months ended December 31, 2006 as compared to the same period a year ago was primarily due to the impact of stock compensation expense under SFAS No. 123R in the prior fiscal year quarter.

Net Income

The Company had net income of $25.4 million for the three months ended December 31, 2006 as compared to net income of $47.6 million as in the same period a year ago. This decrease is primarily attributable to the increase in interest expense as described above.

Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Net revenues

Net revenues for the six months ended December 31, 2006 increased 14.8% to $649.3 million, compared to $565.6 million for the same period a year ago, primarily resulting from a 10.6% increase in total student enrollment and an approximate 5% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum, average credits taken by students and the average student population.

Educational services expense

Educational services expense increased by $39.0 million, or 11.4%, to $381.5 million for the six months ended December 31, 2006 as compared to $342.5 million for the same period a year ago. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. The decrease in educational services expense of 181 basis points as a percentage of net revenue as compared to the same period a year ago is primarily attributable to decreases in personnel costs associated with equity based compensation as a percentage of net revenue. Non-cash equity based compensation expense, which is a component of personnel costs, decreased 84 basis points as a percentage of net revenue as compared to the same period a year ago due to expense associated with SFAS No. 123R of $5.0 million in the prior year. This decrease was offset by a 13 basis point increase as a percentage of net revenue in personnel costs that resulted from higher investment in new schools and online operations as compared to the same period a year ago. Bad debt expense decreased 19 basis points as a percentage of net revenue compared to the same period a year ago as a result of continued strength in accounts receivable collections, as well as increases in alternative loans received by students which are used to pay tuition. The Company experienced a decrease of 11 basis points in depreciation expense as a percentage of net revenue as compared to the same period a year ago as a result of reductions in capital expenditures of the Company during fiscal year 2006 as compared to prior years. The remaining decrease as a percentage of net revenue as compared to the same period a year ago was primarily a result of continued operating leverage on the Company’s supply costs and outside services.

General and administrative expense

General and administrative expense was $145.3 million for the six months ended December 31, 2006, an increase of 19.1% from $122.0 million for the same period a year ago. Non-cash equity based compensation expense, which is a component of personnel costs, decreased 151 basis points as a percentage of net revenue as compared to the same period a year ago due to expense associated with SFAS No. 123R of $8.3 million in the prior year. Adjusted for the effect of SFAS No. 123R expense for the six months ended December 31, 2005, general and administrative expense increased 232 basis points as a percentage of net revenue for the six months ended December 31, 2006 as compared to the same period a year ago. Additional investment in marketing and admissions personnel resulted in a 99 basis point increase as a percentage of net revenue as compared to the same period a year ago and higher investment in advertising resulted in an increase of 117 basis points as a percentage of net revenue as compared to the same period a year ago. Effects of timing of maintenance related costs associated with the Company’s student information system resulted in a 15 basis point increase as a percentage of net revenue as compared to the same period a year ago. These increases were partially offset by a decrease in legal cost of 10 basis points as a percentage of net revenue as compared to the same period a year ago as a result of legal costs incurred associated with the Transaction in the six months period ended December 31, 2005. The remaining decreases were primarily the result of continued operating leverage in employee relations and audit expenses.

Amortization of Intangible Assets

Amortization of intangibles increased to $10.0 million for the six months ended December 31, 2006, as compared to $2.6 million for the same period a year ago due to the impact of the Transaction.

Income before Interest and Taxes

Income before interest and taxes (“operating income”) increased by $14.1 million to $112.6 million for the six months ended December 31, 2006 from $98.5 million for the same period a year ago. The corresponding operating income margin decreased to 17.3% for the six months ended December 31, 2006 as compared to 17.4% for the same period a year ago due to the factors described above.

Interest Expense, Net

The Company had net interest expense of $87.0 million during the six months ended December 31, 2006 as compared to net interest income of $2.1 million as in the same period a year ago. The increase in net interest expense is related to the debt incurred by the Company and related amortization of financing costs in connection with the Transaction.

Provision for Income Taxes

Income tax provision for the six months ended December 31, 2006 was $9.9 million as compared to $39.1 million for the same period a year ago. The decrease year over year was directly attributable to the deduction of the interest expense related to the debt incurred from the Transaction for federal and unitary state tax purposes. The Company’s effective tax rate was 38.7% for the six months ended December 31, 2006, as compared to 38.8% for the same period a year ago.

Net Income

The Company had net income of $15.6 million for the six months ended December 31, 2006 as compared to $61.6 million as in the same period a year ago. This decrease is primarily attributable to the increase in interest expense as described above.

New Accounting Standards Not Yet Adopted

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the potential impact of FIN No. 48, if any.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is in the process of evaluating the potential impact of SFAS 157, if any.

Liquidity and Capital Resources

The Company’s primary source of cash is tuition collected from students. The Company finances its operating activities primarily from cash generated from operations. Acquisitions and capital expenditures have been financed through cash generated from operations as well as borrowings under its revolving credit facility. The Company believes that cash flow from operations, supplemented from time to time with borrowings under the revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Net working capital is calculated based on total current assets less total current liabilities. Advanced payments and amounts outstanding under the Company’s revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At December 31, 2006, the Company’s working capital deficit was approximately $25.0 million. This is compared to working capital of $133.3 million at December 31, 2005. The $158.3 million reduction in working capital as compared to the same period a year ago is a result of the excess of cash used to fund the Transaction and fund interest incurred on debt incurred in connection with the Transaction, offset in part by cash flows generated from operations since December 31, 2005.

Operating Cash Flows

Cash generated from operations for the six months ended December 31, 2006 was $102.1 million, a decrease of $28.8 million over the same period a year ago. Lower operating cash flow compared to the prior year was primarily due to the payment of interest on debt incurred with the Transaction partially offset by the receipt of a federal income tax refund in the first fiscal quarter of 2007.

Days sales outstanding (DSO) in receivables was 12.7 days at December 31, 2006 compared to 12.8 days at December 31 2005. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from year to year. As of December 31, 2006, there were no significant changes to the start dates of academic terms in session as compared to the prior year. The Company calculates DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the number of days in a quarter. The decrease in DSO was primarily due to better collections along with greater use of third party loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are non-recourse to the Company, help bridge the funding gap created by tuition rates that rise faster than financial aid sources. The Company believes that these loans are attractive to its students because they provide for repayment post graduation and are available to borrowers with lower than average credit ratings.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

Investing Cash Flows

Capital expenditures were $45.6 million or 7.0% of net revenue for the six months ended December 31, 2006, compared to $36.0 million, or 6.4% of net revenue for the same period a year ago. The increase of capital expenditures as a percentage of net revenue was due to the Company investing in new facilities and the expansion of existing facilities. The Company typically conducts a significant portion of its capital purchases in the months leading up to the start of an academic quarter. The Company expects its fiscal 2007 capital expenditures to increase back to the level in fiscal 2005 as a percentage of revenue, primarily due to increased investment in new schools and online operations as well as spending carried over to fiscal 2007 from fiscal 2006 projects.

The Company had excess cash, which it invested in marketable securities on an overnight basis during the six months ended December 31, 2006.

The Company leases most of its facilities. The Company anticipates that future commitments on existing leases will be paid from cash provided from operating activities. The Company also expects to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing Cash Flows

Borrowings under the Company’s $300,0 million revolving credit facility are available to finance acquisitions and fund occasional working capital needs resulting from the seasonal pattern of cash receipts throughout the year. On July 3, 2006, the Company repaid $160.0 million of the outstanding revolving credit facility at June 30, 2006. The Company borrowed under the revolving credit facility at June 30, 2006 to satisfy certain year-end regulatory financial ratios. The source of the cash used for the repayment of the revolver was cash on hand at June 30, 2006. No other borrowings on the revolving credit facility were incurred during the six months ended December 31, 2006. On October 12, 2006, the Company issued a letter of credit to the Department of Education for approximately $87.9 million. The U.S. Department of Education requires the Company to maintain the letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduced the availability of the Company to borrow funds under the revolving credit facility. Including the letter of credit issued to the Department of Education, at December 31, 2006 the Company had $91.4 million in outstanding letters of credit.

As a result of the Transaction, the Company is highly leveraged and its debt service requirements are significant. At December 31, 2006, the Company had $1,946.6 million in aggregate indebtedness outstanding, with additional borrowing capacity of $208.7 million under the Company’s senior credit facility (after giving effect to outstanding letters of credit).

Contingencies

The Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended June 30, 2006 contained in the Company’s Registration Statement on S-4 as filed with the SEC. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended December 31, 2006. The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Non-GAAP Financial Measures

Earnings before interest, taxes and depreciation (“EBITDA”), is a measure used by the Company’s management to measure operating performance, is defined as net income plus net interest expense (income), taxes, depreciation and amortization. The Company’s management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The Company’s management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical results of the Predecessor and results of the Successor that reflect purchase accounting and the new capital structure.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Net income	$25.4	$47.6	$15.6	$61.6
Interest (income) expense, net	43.1	(1.4)	87.1	(2.2)
Provision for income taxes	16.0	31.7	9.9	39.1
Depreciation and amortization (1)	22.7	16.6	44.7	34.3

EBITDA	$107.2	$94.5	$157.3	$132.8

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments and write-offs.

Covenant Compliance

Under the senior secured credit facility, the Company is required to satisfy and maintain a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2006, the Company was in compliance with the financial and non-financial covenants of the facility. The Company’s continued ability to meet these financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those ratios and tests in the future. A breach of any of these covenants would result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the Company’s indentures governing the Senior Notes due 2014 and Senior Subordinated Notes due 2016.

Under the Company’s senior secured credit facility and the indentures governing the notes, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that the Company may consider not to be indicative of the Company’s ongoing operations. In particular, the definition of Adjusted EBITDA in the senior secured credit facility and the indentures allows the Company to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, the Company’s debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in the Company’s debt agreements, and the calculation of the fixed charge coverage ratio, net debt and net debt to Adjusted EBITDA ratio under the indentures governing the notes. The terms and related calculations are defined in the indentures governing the notes.

Successor
For the twelve months ended December 31,
(in millions)	2006
Net income	$34.7
Interest expense, net	98.0
Provision for income taxes	32.0
Depreciation and amortization (1)	80.8

EBITDA	245.5

Reversal of impact of
unfavorable lease liabilities (2)	(1.1)
Equity compensation expense (3)	18.9
Advisory and transaction costs (4)	41.7
Severance and Relocation (5)	3.0

Adjusted EBITDA—Covenant Compliance (6)	$308.0

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments and write-offs.
(2)	Represents non-cash income due to the amortization of $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.
(3)	Represents non-cash equity compensation under SFAS No. 123R.
(4)	Represents costs associated with the Transaction of accounting, placement, other financing, investment banking, legal, and other professional fees and costs, as well as employee compensation and payroll taxes. Also includes $2.9 million of advisory fees paid to Sponsors and Leeds Equity Partners under a management advisory agreement.
(5)	Represents severance and relocations expenses incurred during the twelve months ended December 31, 2006
(6)

As defined in the Company’s Credit and Guaranty Agreement, dated June 1, 2006; the Indenture, dated June 1, 2006 governing the 8 3/4% Senior Notes due 2014; and the Indenture, dated June 1, 2006 governing the 10 1/4% Senior Subordinated Notes due 2016.

The Company’s covenant requirements and pro forma ratios for the twelve months ended December 31, 2006 are as follows:

	Covenant Requirements	Pro Forma Ratios
Senior secured credit facility
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	3.16x
Maximum consolidated total debt to Adjusted EBITDA	8.25x	5.81x

Certain Risks and Uncertainties

Certain of the matters we discuss in this report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements the Company makes relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, the Company’s actual results may differ materially from those that the Company expected. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its actual results. Some of the factors that the Company believes could affect its results include: our high degree of leverage; general economic and market conditions; the condition of the post-secondary education industry; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where the Company transacts business. The factors described in this paragraph and other factors that may affect the Company’s business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report. The Company assumes no obligation to update any written or oral forward-looking statement made by the Company or on its behalf as a result of new information, future events or other factors.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. The Company typically does not utilize forward or option contracts on foreign currencies or commodities. The Company is subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. The Company does not believe it is subject to material risks from reasonably possible near-term change in exchange rates.

The Company does not use derivative financial instruments for trading or speculative purposes. The Company has invested its available cash in short-term, highly liquid financial instruments. When necessary, the Company has borrowed to fund acquisitions.

At December 31, 2006, the Company had total debt obligations of $1,946.6 million, including $1,182.0 million of variable rate debt. The Company has entered into two five year interest rate swap agreements that fixed the interest rate for $750.0 million of its variable rate debt. The Company’s two swap agreements, which expire on July 1, 2011, each have a notional value of $375.0 million and effectively fix the interest rate on this portion of outstanding indebtedness at 5.397% plus the applicable margin. The remaining variable rate debt of $432.0 million is subject to market rate risk, as the Company’s interest payments will fluctuate as the underlying interest rates change as a result of market changes. A hypothetical change of 1.25% in interest rates from December 31, 2006 levels would have increased or decreased interest expense approximately $1.3 million and $2.7 million for the variable rate debt in the three and six months ended December 31, 2006, respectively.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreement. The fair value and carrying amounts of the Company’s long-term debt is approximately equivalent.

ITEM 4 – Controls and Procedures:

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective. However, the Company cautions that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in the Company’s internal control over financial reporting occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information:

Item 1. Legal Proceedings: None.

Item 1A. Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (file no. 333-137605), as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to Vote of Security Holders: Not applicable.

Item 5. Other Information: None

Item 6. Exhibits:

Number	Document

10.01	Employment Agreement dated December 7, 2006 between Education Management LLC and Joseph A. Charlson (incorporated by reference to Education Management LLC’s Current Report on Form 8-K filed on December 13, 2006 (the “December 13, 2006 8-K”)).

10.02	Employment Agreement dated December 7, 2006 between Education Management LLC and John M. Mazzoni (incorporated by reference to the December 13, 2006 8-K).

10.03	Employment Agreement dated December 7, 2006 between Education Management LLC and Stacey Sauchuk (incorporated by reference to the December 13, 2006 8-K).

10.04	Employment Agreement dated December 7, 2006 between Education Management LLC and John T. South, III (incorporated by reference to the December 13, 2006 8-K).

10.05	Letter Agreement dated December 7, 2006 between Education Management LLC and John T. South, III (incorporated by reference to the December 13, 2006 8-K).

10.06	Employment Agreement dated December 7, 2006 between Education Management LLC and Stephen J. Weiss (incorporated by reference to the December 13, 2006 8-K).

10.07	Form of Executive Time Vested Stock Option Agreement (incorporated by reference to the December 13, 2006 8-K).

10.08	Form of Executive Performance Vested Stock Option Agreement (incorporated by reference to the December 13, 2006 8-K).

10.09	Fiscal 2007 Management Incentive Stock Option Plan (incorporated by reference to Education Management LLC’s Current Report on Form 8-K filed on December 11, 2006).

31.1	Certification of John R McKernan required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John R. McKernan required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 14, 2007

/S/ CHRISTOPHER M LYNNE
Christopher M. Lynne Vice President, Controller and Chief Accounting Officer