Form 10-Q
period 2007-03-31
Education Management LLC
filed 2007-05-15
CIK 1375891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of units of the registrant’s outstanding membership interests at March 31, 2007 was 100.

EDUCATION MANAGEMENT LLC and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor		Predecessor
	March 31, 2007	June 30, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,630	$263,296	$394,017
Restricted cash	13,551	10,036	6,269

Total cash, cash equivalents and restricted cash	296,181	273,332	400,286

Receivables, net	44,160	50,404	34,590
Notes, advances and other	7,394	7,828	6,968
Inventories	7,842	6,169	6,814
Deferred income taxes	14,320	23,645	19,809
Prepaid income taxes	—	26,635	—
Other current assets	25,567	15,190	11,930

Total current assets	395,464	403,203	480,397

Property and equipment, net	396,059	376,136	328,841
Deferred income taxes	—	—	285
Other long-term assets	70,850	80,691	16,370
Intangible assets, net	504,319	517,383	16,133
Goodwill	2,566,659	2,568,034	317,138

Total assets	$3,933,351	$3,945,447	$1,159,164

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$12,795	$12,795	$926
Revolver	—	160,000	—
Accounts payable	36,859	41,522	29,476
Accrued liabilities	109,420	75,948	55,546
Accrued income taxes	18,587	—	12,718
Unearned tuition	28,959	36,641	24,469
Advance payments	196,099	110,390	170,010

Total current liabilities	402,719	437,296	293,145

Long-term debt, less current portion	1,930,593	1,937,170	4,158
Deferred income taxes	203,577	220,402	—
Deferred rent	70,381	61,051	47,463
Other long-term liabilities	21,505	6,769	6,395
Shareholders’ equity:
Predecessor:
Common stock	—	—	760
Additional paid-in capital	—	—	367,659
Treasury stock at cost	—	—	(2,142)
Retained earnings	—	—	433,895
Accumulated other comprehensive income	—	—	7,831

Total Predecessor shareholders’ equity	—	—	808,003

Successor:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	—
Accumulated earnings (deficit)	13,573	(19,659)	—
Accumulated other comprehensive income (loss)	(8,997)	2,418	—

Total Successor shareholders’ equity	1,304,576	1,282,759	—

Total liabilities and shareholders’ equity	$3,933,351	$3,945,447	$1,159,164

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Net revenues	$366,721	$312,533	$1,016,022	$878,129
Costs and expenses:
Educational services	207,552	178,382	588,998	520,879
General and administrative	79,951	68,686	225,243	190,661
Amortization of intangible assets	4,947	841	14,944	3,458

Total costs and expenses	292,450	247,909	829,185	714,998

Income before interest and income taxes	74,271	64,624	186,837	163,131
Interest expense (income), net	41,492	(2,176)	128,581	(4,324)

Income before income taxes	32,779	66,800	58,256	167,455
Provision for income taxes	15,164	26,442	25,024	65,516

Net income	$17,615	$40,358	$33,232	$101,939

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Successor	Predecessor
	For the nine months ended March 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$33,232	$101,939
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,716	47,074
Reimbursements for tenant improvements	1,742	—
Amortization of intangibles	14,944	3,458
Amortization of debt issuance costs	5,728	—
Non-cash charges in deferred rent	(2,071)	—
Excess tax benefits from share based payments	—	(4,402)
Stock-based compensation expense	—	17,305
Deferred income taxes	996	(8,382)
Changes in current assets and liabilities:
Restricted cash	(3,515)	(1,377)
Receivables	6,624	16,446
Inventories	(1,690)	(1,200)
Other assets	(887)	1,209
Accounts payable	(1,765)	1,192
Accrued liabilities	79,882	37,930
Unearned tuition	(7,579)	(4,942)
Advance payments	85,784	115,465

Total adjustments	230,909	219,776

Net cash flows provided by operating activities	264,141	321,715

Cash flows used in investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(1,333)
Expenditures for property, equipment & curriculum development	(75,697)	(48,890)
Reimbursements for tenant improvements	(1,742)	—
Investment in marketable securities	(344,885)	(289,023)
Redemption of marketable securities	344,885	289,023
Other items, net	(882)	(2,080)

Net cash flows used in investing activities	(78,321)	(52,303)

Cash flows used in financing activities:
Payments on revolving credit facility	(160,000)	(62,000)
Payments of debt	(6,577)	(3,922)
Excess tax benefits from share based payments	—	4,402
Debt issuance costs	(298)	—
Net proceeds received from stock option and award plans	—	15,153
Other	—	530

Net cash flows used in financing activities	(166,875)	(45,837)
Effect of exchange rate changes on cash and cash equivalents	389	(1,532)

Net change in cash and cash equivalents	19,334	222,043
Cash and cash equivalents, beginning of year	263,296	171,974

Cash and cash equivalents, end of year	$282,630	$394,017

Cash paid (received) during the period for:
Interest (including swap settlement)	$93,655	$143
Income taxes, net of refunds	(24,323)	40,191

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	CHANGE IN OWNERSHIP, BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Ownership

Education Management LLC (the “Company” or “Successor”) is a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (the “Predecessor” or “EDMC”). On June 1, 2006 EDMC was acquired by a consortium of private investors led by Providence Equity Partners and Goldman Sachs Capital Partners (the “Sponsors”) through a merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). In connection with the Transaction, each outstanding share of EDMC’s common stock (other than shares held in treasury or shares held by any of the respective subsidiaries) was cancelled and converted into the right to receive $43.00 in cash. EDMC remained as a legal entity after the Transaction but contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by the Company and the issuance by the Company and Education Management Finance Corp. (a wholly-owned subsidiary of the Company) of Senior Notes due 2014 and Senior Subordinated Notes due 2016.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2007, June 30, 2006 and March 31, 2006, the statements of operations for the three and nine months ended March 31, 2007 and 2006 and the statements of cash flows for the nine months ended March 31, 2007 and 2006. The statement of operations for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 and the Amendment to Form S-4 as filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at June 30, 2006 has been derived from the consolidated audited balance sheet included in the Company’s S-4 Registration Statement as filed with the SEC.

Nature of Operations

The Company is among the largest providers of postsecondary education in North America, with more than 80,300 active students as of the fall of 2006. The Company offers education through four different educational systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of the four educational systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Seasonality

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Although the seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in online programs, the first fiscal quarter continues to typically be the three month period with the Company’s lowest reported net revenue due to student vacations.

Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, management believes that its estimates are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company evaluates the recoverability of goodwill and other indefinite-lived intangible assets attributable to each reporting unit at least annually and additionally when potential impairment indicators exist, as required under SFAS No. 142. Management reviews amortizable intangible assets for impairment when indicators of impairment exist, as defined by SFAS No. 144. Management applies judgment when performing these evaluations when comparing the fair value of each reporting unit with its carrying value. Management’s judgment is used to determine the financial projections used to assess the fair value of each reporting unit, which if greater than the carrying value would indicate the intangible asset is not impaired. In the period in which the carrying value exceeds the fair value, the resulting impairment is recorded as an operating expense in the statement of operations.

Leases

The Company leases most of its administrative and educational facilities, administrative equipment and automobiles under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended. The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

The Company and Holdings were organized as single member limited liability companies. As such, the Company and Holdings are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains in tact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Holdings and the Company. Therefore, the consolidated income tax provision of the Company is computed on a basis similar to that of the Predecessor and reflects income tax expense based on its share of EDMC’s taxable income.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The interest rate swap agreements qualify and are designated as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the condensed consolidated balance sheets at fair value. Changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax benefit or expense. The fair value of the swap agreements are estimated by a qualified third party based on

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

current settlement prices and quoted market prices of comparable contracts. The Company entered into one of the swap agreements with an affiliate of one of the Sponsors. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Contingencies

The Company accrues for contingent obligations when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to its financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

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

Segment Reporting

Effective July 17, 2006, the Company’s management reorganized the way in which it operates the Company and makes business decisions. The chief operating decision maker, as defined by SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”, allocates resources and assesses the performance of the Company at an educational system level closely aligned to the brands it manages. The majority of the Company’s schools across these educational systems provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. The Company believes that under this organization structure it meets the criteria in SFAS No. 131 for aggregating the education systems into a single reportable segment.

2.    SHARE-BASED PAYMENT

Successor

In August 2006 EDMC’s board of directors approved the 2006 Stock Option Plan (the “Option Plan”), which authorized equity awards to be granted for up to 1,368,421 shares of common stock. The Option Plan was amended in February and March 2007 to increase the number of available shares to 1,645,171. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based options and performance-based options to purchase common stock issued by EDMC. Time-based options vest ratably over the applicable service period on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by the Sponsors. Time-based and performance-based options generally vest upon a change in control event, subject to certain conditions, and expire ten years from the date of grant. Both types of grants are subject to performance conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement that must occur in order for the participants to receive fair market value for their options.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs.

As of March 31, 2007, 1,587,860 options to purchase shares of EDMC’s common stock were outstanding and held by certain members of management. The strike price on all option grants equaled the estimated market value on the date of grant. At March 31, 2007, the Company considered the conditions entitling these participants to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based Payment”. Under SFAS No. 123R, compensation expense of the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, for the nine months ended March 31, 2007, the Company has not recognized compensation expense related to any of these grants.

EDMC has also adopted a long-term incentive compensation plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to the Sponsors in connection with a change in control of EDMC. Certain management and key employees of the Company have been or will be granted a number of units under the LTIC Plan, which represent the right to receive a payment based on the value of the bonus pool. The contingent future events are not probable to occur at March 31, 2007, so in accordance with SFAS Nos. 5 and 123R, no compensation expense has been recognized by the Company during the current nine month period ended related to these units.

Predecessor

The Predecessor maintained a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, senior management and key personnel. The Predecessor adopted the modified-prospective transition method of SFAS No. 123R as of July 1, 2005, which required the Company to record equity compensation expense for all unvested and new awards as of the adoption date. Under the modified-prospective transition method of SFAS No. 123R, equity based compensation cost was recognized for the portion of the vesting period that lapsed during the three and nine month periods ended March 31, 2006 for all equity-based grants that occurred prior to March 31, 2006 that were not fully vested at the beginning of the respective period. Compensation expense was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

3.    BUSINESS COMBINATION

As described in Note 1, the Transaction was completed on June 1, 2006 and was financed by a combination of equity invested by the Sponsors and other investors, cash on hand, borrowings under the Company’s senior secured credit facility, and the issuance by the Company and Education Management Finance Corp. of Senior Notes due 2014 and Senior Subordinated Notes due 2016. These funds, net of proceeds from the exercise of outstanding stock options, were used to purchase all of EDMC’s shares of common stock that were issued and outstanding immediately prior to the completion of the Transaction at $43.00 per share.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.    INTANGIBLE ASSETS

The Company made certain adjustments to the allocation of the purchase price during the nine months ended March 31, 2007. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based on valuation data and management’s estimates and assumptions, which are subject to change during the allocation period as more information becomes available. The following table summarizes changes in goodwill (dollars in thousands):

Goodwill at June 30, 2006	$2,568,034
Adjustments related to the transaction	(1,375)

Goodwill at March 31, 2007	$2,566,659

Intangible assets consisted of the following amounts (dollars in thousands):

	March 31, 2007		Useful life	June 30, 2006
Asset Class	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	—	Indefinite	$330,000	—
Tradename-Other	3,000	(278)	9	3,000	(28)
Licensing, accreditation and Title IV program participation	114,000	—	Indefinite	114,000	—
Curriculum and programs	18,829	(3,732)	4 to 8	16,861	(369)
Student contracts, applications & relationships	39,000	(9,120)	2 to 9	39,000	(912)
Favorable leases and other	16,143	(3,523)	1 to 12	16,231	(400)

Total Intangible Assets	$520,972	$(16,653)		$519,092	$(1,709)

Amortization of intangible assets for the three months ended March 31, 2007 and 2006 was approximately $5.0 million and $0.8 million, respectively. Amortization of intangible assets for the nine months ended March 31, 2007 and 2006 was approximately $15.0 million and $3.5 million, respectively. Total estimated amortization of the Company’s intangible assets for the remainder of the year ended June 30, 2007 and for each of the years ended June 30, 2008 through 2011 and thereafter is as follows (dollars in thousands):

Fiscal years	Amortization Expense
2007 (remainder)	$3,895
2008	17,641
2009	15,484
2010	6,040
2011	4,518
2012 and thereafter	12,741

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.    COMPREHENSIVE INCOME

Comprehensive income consisted of the following (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Net income	$17,615	$40,358	$33,232	$101,939
Other comprehensive income (loss):
Foreign currency translation	(57)	(157)	(247)	1,709
Unrealized loss on interest rate swaps, net of tax benefit	(1,730)	—	(11,168)	—

Comprehensive income	$15,828	$40,201	$21,817	$103,648

Other comprehensive income (loss) represents the three and nine months ended fair value changes in foreign currency translation and the interest rate swaps. This is presented net of tax benefits of approximately $1.4 million and $8.9 million, respectively, in the three and nine month periods ended March 31, 2007.

6.    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is in the process of evaluating the potential impact of FIN No. 48.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.    DEBT AND DERIVATIVE INSTRUMENTS

Debt consisted of the following at March 31, 2007, June 30, 2006 and March 31, 2006 (dollars in thousands):

	Successor		Predecessor
	March 31, 2007	June 30, 2006	March 31, 2006
Revolving credit facility	$—	$160,000	$—
Senior secured term loan facility, due 2013	1,179,075	1,185,000	—
Senior notes due 2014 at 8.75%	375,000	375,000	—
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	—
Capital leases	2,449	3,101	2,617
Mortgage debt	1,864	1,864	2,467

Total debt	1,943,388	2,109,965	5,084
Less current portion, including revolving credit facility	12,795	172,795	926

Total long term debt, less current portion	$1,930,593	$1,937,170	$4,158

On February 13, 2007 the Company amended and restated its $1,185.0 million senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin spread of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term loan facility also includes a provision that requires the Company to pay a premium equal to 1% of the outstanding loan balance in connection with any future re-pricing that results in an additional margin reduction prior to February 13, 2008. The amendment and restatement of the senior secured term loan facility was accounted for under Emerging Issues Task Force 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in which the old and new debt agreements were not considered “substantially different”. The interest rate on the senior secured term loan facility was 7.38% and 7.63% at March 31, 2007 and June 30, 2006, respectively.

There were no outstanding borrowings under the $300.0 million revolving credit facility at March 31, 2007. Outstanding borrowings on the revolving credit facility at June 30, 2006 totaled $160.0 million, which was classified as short-term debt. The Company borrowed in order to satisfy certain year-end regulatory financial ratios at June 30, 2006. There were no borrowings under the Predecessor’s revolving credit facility at March 31, 2006.

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of approximately $1.9 million as of March 31, 2007. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

Other Indebtedness

The Company has outstanding letters of credit of $92.0 million at March 31, 2007, including several letters of credit to the U.S. Department of Education for approximately $89.0 million. The U.S. Department of Education requires the Company to maintain the letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce the availability of the Company to borrow funds under its $300.0 million revolving credit facility.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Derivative Instruments

The Company recorded an unrealized after-tax loss of $1.7 million and $11.2 million in other comprehensive income (loss) related to the change in market value on the swap agreements for the three months ended and the nine months ended March 31, 2007, respectively. At March 31, 2007, there was a cumulative unrealized net loss of $8.7 million related to the swaps included in accumulated other comprehensive income on the Company’s consolidated balance sheet, which may be immediately recognized in the condensed consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133.

8.    INCOME TAXES

The Company’s effective tax rate was 46.3% and 43.0% for the three and nine months ended March 31, 2007, respectively. The effective tax rate for the Predecessor was 39.6% and 39.1% for the three and nine months ended March 31, 2006, respectively. The effective tax rate for the year ended June 30, 2006 was 43.1%. The effective income tax rate is computed based upon SFAS No. 109 as described in the significant accounting policies footnote.

The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances and expenses that are non-deductible for tax purposes. The increase in the effective rate for the three and nine months ended March 31, 2007 as compared to the same periods in the prior year was primarily due to the Company recording a valuation allowance against certain state deferred tax assets as a result of an internal legal entity reorganization. This is a discrete event and will not have an impact on the Company’s fourth fiscal quarter’s effective tax rate.

9.    OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2007, June 30, 2006 and March 31, 2006 (dollars in thousands):

	Successor		Predecessor
	March 31, 2007	June 30, 2006	March 31, 2006
Tenant improvement receivables	$11,301	$2,345	$3,248
Prepaid rent	2,399	1,744	1,351
Prepaid advisory fees	3,767	2,521	—
Prepaid software licenses	2,902	1,552	2,369
Prepaid insurance	1,440	3,555	2,508
Other	3,758	3,473	2,455

Total other current assets	$25,567	$15,190	$11,930

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2007, June 30, 2006 and March 31, 2006 (dollars in thousands):

	Successor		Predecessor
	March 31, 2007	June 30, 2006	March 31, 2006
Interest	$47,106	$13,594	$139
Payroll and related taxes	33,682	32,418	27,356
Capital expenditures	4,542	2,789	1,740
Advertising	6,614	7,993	6,029
Professional fees	2,415	4,208	5,663
Other	15,061	14,946	14,618

Total accrued liabilities	$109,420	$75,948	$55,546

11.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2007, June 30, 2006 and March 31, 2006 (dollars in thousands):

	Successor		Predecessor
	March 31, 2007	June 30, 2006	March 31, 2006
Interest rate swap	$15,435	$—	$—
Deferred compensation plan	5,730	6,431	5,765
Other	340	338	630

Total other long-term liabilities	$21,505	$6,769	$6,395

12.    CONTINGENCIES

The Company received requests for information from the Attorney General of the State of Illinois with respect to its relationships with providers of student loans. The Company is responding to the requests for information and intends to cooperate fully with the Illinois Attorney General.

In addition to the matter described above, the Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.    RELATED PARTY TRANSACTIONS

The Company is obligated to pay the Sponsors and Leeds Equity Partners an aggregate of $5.0 million in advisory fees each year, and it has recognized approximately $1.3 million and $3.8 million of expense for the fees for the three and nine months ended March 31, 2007, respectively.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company maintains a $375.0 million notional value interest rate swap agreement with an affiliate of one of the Sponsors.

On March 29, 2007, pursuant to the terms of his employment agreement, EDMC sold $10.0 million of stock to Todd S. Nelson, the Company’s President and Chief Executive Officer.

14. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the consolidated financial position, results of operations and cash flows of the Company or the Predecessor, as applicable, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of March 31, 2007, June 30, 2006 and March 31, 2006 and for the three and nine months ended March 31, 2007 and 2006.

The Company and Holdings were organized as single member limited liability companies. As such, the Company and Holdings are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains in tact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Holdings and the Company. The Company allocates income tax expense from the parent to its guarantor and non-guarantor subsidiaries at fiscal year end. Therefore, the following tables presenting the consolidated financial position, results of operations and cash flows of the Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and eliminations as of March 31, 2007 and for the three and nine months ended March 31, 2007 do not include the impact of these year-end allocations.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Successor)

March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$318,523	$205	$(36,098)	$—	$282,630
Restricted cash	2,027	—	11,524	—	13,551
Notes, advances and trade receivables, net	789	81	50,684	—	51,554
Inventories	—	—	7,842	—	7,842
Other current assets	9,174	157	30,556	—	39,887

Total current assets	330,513	443	64,508	—	395,464

			—
Property and equipment, net	29,412	4,737	361,910	—	396,059
Intangible assets, net	556	76	503,687	—	504,319
Goodwill	—	—	2,566,659	—	2,566,659
Intercompany balances	1,676,818	(10,088)	(1,666,730)	—	—
Other long term assets	75,291	7	(4,448)	—	70,850
Investment in subsidiaries	1,283,016	—	—	(1,283,016)	—

Total assets	$3,395,606	$(4,825)	$1,825,586	$(1,283,016)	$3,933,351

Liabilities and shareholder’s equity
Current:
Current portion of long-term debt	$11,875	$6	$914	$—	$12,795
Accounts payable, accrued and other current liabilities	111,182	2,128	276,614	—	389,924

Total current liabilities	123,057	2,134	277,528	—	402,719

Long-term debt, less current portion	1,927,260	1	3,332	—	1,930,593
Other long term liabilities	23,743	42	68,101	—	91,886
Deferred income taxes	5,555	43	197,979	—	203,577

Total liabilities	2,079,615	2,220	546,940	—	2,628,775

Total shareholder’s equity/(deficit)	1,315,991	(7,045)	1,278,646	(1,283,016)	1,304,576

Total liabilities and shareholder’s equity/(deficit)	$3,395,606	$(4,825)	$1,825,586	$(1,283,016)	$3,933,351

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Successor)

June 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$5,018	$170	$258,108	$—	$263,296
Restricted cash	4,766	—	5,270	—	10,036
Notes, advances and trade receivables, net	1,127	30	57,075	—	58,232
Inventories	—	—	6,169	—	6,169
Other current assets	17,426	207	47,837	—	65,470

Total current assets	28,337	407	374,459	—	403,203

Property and equipment, net	29,779	4,552	341,805	—	376,136
Intangible assets, net	897	81	516,405	—	517,383
Goodwill	—	—	2,568,034	—	2,568,034
Intercompany balances	2,206,170	(4,550)	(2,201,620)	—	—
Other long term assets	76,057	7	4,627	—	80,691
Investment in subsidiaries	1,105,131	—	—	(1,105,131)	—

Total assets	$3,446,371	$497	$1,603,710	$(1,105,131)	$3,945,447

Liabilities and shareholder’s equity
Current:
Short-term and current portion of long-term debt	$171,874	$6	$915	$—	$172,795
Accounts payable, accrued and other current liabilities	41,816	3,252	219,433	—	264,501

Total current liabilities	213,690	3,258	220,348	—	437,296

Long-term debt, less current portion	1,933,203	9	3,958	—	1,937,170
Other long term liabilities	9,149	38	58,633	—	67,820
Deferred income taxes	7,570	43	212,789	—	220,402

Total liabilities	2,163,612	3,348	495,728	—	2,662,688

Total shareholder’s equity/(deficit)	1,282,759	(2,851)	1,107,982	(1,105,131)	1,282,759

Total liabilities and shareholder’s equity	$3,446,371	$497	$1,603,710	$(1,105,131)	$3,945,447

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Predecessor)

March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$380,852	$138	$13,027	$—	$394,017
Restricted cash	1,911	—	4,358	—	6,269
Notes, advances and trade receivables, net	888	19	40,651	—	41,558
Inventories	11	—	6,803	—	6,814
Other current assets	9,674	194	21,871	—	31,739

Total current assets	393,336	351	86,710	—	480,397

Property and equipment, net	27,172	4,561	297,108	—	328,841
Intangible assets, net	943	82	15,108	—	16,133
Goodwill	11,237	—	305,901	—	317,138
Intercompany balances	(720,595)	(4,728)	725,323		—
Other long term assets	17,161	11	(517)	—	16,655
Investment in subsidiaries	1,148,665	—	—	(1,148,665)	—

Total assets	$877,919	$277	$1,429,633	$(1,148,665)	$1,159,164

Liabilities and shareholder’s equity
Current:
Current portion of long-term debt	$24	$6	$896	$—	$926
Accounts payable, accrued and other current liabilities	60,157	1,241	230,821	—	292,219

Total current liabilities	60,181	1,247	231,717	—	293,145

Long-term debt, less current portion	59	10	4,089	—	4,158
Other long term liabilities	7,768	20	46,070	—	53,858
Deferred income taxes	1,908	65	(1,973)	—	—

Total liabilities	69,916	1,342	279,903	—	351,161

Total shareholder’s equity	808,003	(1,065)	1,149,730	(1,148,665)	808,003

Total liabilities and shareholder’s equity	$877,919	$277	$1,429,633	$(1,148,665)	$1,159,164

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)

For the nine months ended March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$6,812	$1,009,209	$—	$1,016,022
Cost and expenses:
Educational services	22,407	4,655	561,936	—	588,998
General and administrative	(37,865)	6,350	256,758	—	225,243
Amortization of intangible assets	136	—	14,808		14,944

Total costs and expenses	(15,322)	11,005	833,502	—	829,185

Income (loss) before interest and income taxes	15,323	(4,192)	175,706	—	186,837
Interest expense, net	126,514	1	2,066	—	128,581
Equity in earnings of subsidiaries	(166,470)	—	—	166,470	—

Income (loss) before income taxes	55,279	(4,193)	173,640	(166,470)	58,256
Provision/(benefit) for income taxes	22,047	1	2,976	—	25,024

Net income (loss)	$33,232	$(4,194)	$170,664	$(166,470)	$33,232

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)

For the nine months ended March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$111	$6,705	$871,313	$—	$878,129
Cost and expenses:
Educational services	$23,965	4,122	492,792	—	520,879
General and administrative	(17,128)	4,768	203,021	—	190,661
Amortization of intangible assets	136	0	3,322		3,458

Total costs and expenses	6,973	8,890	699,135	—	714,998

Income (loss) before interest and income taxes	(6,862)	(2,186)	172,179	—	163,131
Interest (income)/expense, net	(6,608)	2	2,282	—	(4,324)
Equity in earnings of subsidiaries	(135,656)	—	—	135,656	—

Income (loss) before income taxes	135,402	(2,187)	169,896	(135,656)	167,455
Provision/(benefit) for income taxes	33,463	499	31,554	—	65,516

Net income (loss)	$101,939	$(2,686)	$138,342	$(135,656)	$101,939

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)

For the three months ended March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$2,184	$364,537	$—	$366,721
Cost and expenses:
Educational services	8,437	1,585	197,530	—	207,552
General and administrative	(14,744)	2,418	92,277	—	79,951
Amortization of intangible assets	45	—	4,902		4,947

Total costs and expenses	(6,262)	4,003	294,709	—	292,450

Income (loss) before interest and income taxes	6,262	(1,819)	69,828	—	74,271
Interest expense, net	40,230	—	1,262	—	41,492
Equity in earnings of subsidiaries	(64,336)	—	—	64,336	—

Income (loss) before income taxes	30,368	(1,819)	68,566	(64,336)	32,779
Provision for income taxes	12,753	2	2,409	—	15,164

Net income (loss)	$17,615	$(1,821)	$66,157	$(64,336)	$17,615

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)

For the three months ended March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$109	$2,045	$310,379	$—	$312,533
Cost and expenses:
Educational services	6,972	1,505	169,905	—	178,382
General and administrative	(3,094)	1,664	70,116	—	68,686
Amortization of intangible assets	45	—	796	—	841

Total costs and expenses	3,923	3,169	240,817	—	247,909

Income (loss) before interest and income taxes	(3,814)	(1,124)	69,562	—	64,624
Interest (income)/expense, net	(2,950)	—	774	—	(2,176)
Equity in earnings of subsidiaries	(68,727)	—	—	68,727	—

Income (loss) before income taxes	67,863	(1,124)	68,788	(68,727)	66,800
Provision/(benefit) for income taxes	27,505	(47)	(1,016)	—	26,442

Net income (loss)	$40,358	$(1,077)	$69,804	$(68,727)	$40,358

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)

For the nine months ended March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities	(72,430)	(1,121)	337,692	—	264,141

Cash flows from investing activities
Cash paid for property, equipment and curriculum development	(5,297)	(413)	(69,986)	—	(75,697)
Other investing activities	(976)	—	(1,648)	—	(2,624)

Net cash flows used in investing activities	(6,274)	(413)	(71,634)	—	(78,321)

Cash flows from financing activities
Net repayments of debt	(165,942)	(8)	(627)	—	(166,577)
Intercompany transactions	558,449	1,963	(560,412)		—
Other financing activities	(298)	(386)	386	—	(298)

Net cash flows used in financing activities	392,209	1,569	(560,653)	—	(166,875)

Effect of exchange rate changes on cash and cash equivalents	—	—	389	—	389

Increase (decrease) in cash and cash equivalents	313,505	35	(294,206)	—	19,334
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$318,523	$205	$(36,098)	$—	$282,630

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)

For the nine months ended March 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities	(112,505)	(1,111)	435,331	—	321,715

Cash flows from investing activities
Cash paid for property, equipment and curriculum development	(6,342)	(956)	(41,592)	—	(48,890)
Other investing activities	(1,333)	—	(2,080)	—	(3,413)

Net cash flows used in investing activities	(7,675)	(956)	(43,672)	—	(52,303)

Cash flows from financing activities
Net repayments of debt	(62,021)	(12)	(3,889)	—	(65,922)
Intercompany transactions	504,482	2,052	(506,534)		—
Other financing activities	54,624	38	(34,577)	—	20,085

Net cash flows used in financing activities	497,085	2,078	(545,000)	—	(45,837)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,532)	—	(1,532)

Increase (decrease) in cash and cash equivalents	376,905	11	(154,873)	—	222,043
Beginning cash and cash equivalents	3,947	127	167,900	—	171,974

Ending cash and cash equivalents	$380,852	$138	$13,027	$—	$394,017

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenue

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	56.6%	57.1%	58.0%	59.3%
General and administrative	21.8%	22.0%	22.1%	21.7%
Amortization of intangible assets	1.4%	0.3%	1.5%	0.4%

Total costs and expenses	79.8%	79.4%	81.6%	81.4%

Income before interest and income taxes	20.2%	20.6%	18.4%	18.6%
Interest (income) expense, net	11.3%	-0.7%	12.7%	-0.5%

Income before income taxes	8.9%	21.3%	5.7%	19.1%
Provision for income taxes	4.2%	8.4%	2.4%	7.5%

Net income	4.7%	12.9%	3.3%	11.6%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net Revenues

Net revenues for the three months ended March 31, 2007 increased 17.3% to $366.7 million, compared to $312.5 million for the same period a year ago, primarily resulting from a 13.7% increase in total student enrollment and an approximate 5% increase in tuition rates, slightly offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in students enrolled fully in online programs, who typically take a lower credit load than students attending classes at one of the Company’s school locations. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum, average credits taken by students and the average student population. Total enrollment at the start of the winter quarter (third quarter of fiscal 2007) was approximately 81,800 students compared to approximately 71,900 students for the same period a year ago.

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in online programs. The fiscal first quarter is typically the three month period with the Company’s lowest reported net revenue due to student vacations.

Educational Services Expenses

Educational services expenses increased by $29.2 million, or 16.4%, to $207.6 million for the three months ended March 31, 2007. Educational services expenses include faculty and certain administrative compensation, school facility expenses including rent, cost of sales, bad debt, and depreciation and amortization. As a percentage of net revenue, educational services expenses decreased 48 basis points over the same period a year ago. During the three months ended March 31, 2006, the Company incurred non-cash equity based compensation expense associated with SFAS No. 123R, which is a component of personnel costs, of $0.4 million. Adjusted for the effect of non-cash equity based compensation expense incurred in the prior year period, educational services expenses decreased 34 basis points as a percentage of net revenue compared to the same period a year ago. Despite continued investment in personnel and facility expenses at new schools and online programs, the Company experienced operating leverage on these costs of 48 basis points as a percentage of net revenue compared to the same period a year ago. Rent expense associated with schools for the current fiscal quarter was $26.6 million, or 7.3% of net revenue, as compared to $22.9 million, or 7.2% of net revenue, in the same period a year ago. The remaining increase in educational services expenses as a percentage of net revenue was primarily related to the Company’s bad debt expense, which was 2.1% of net revenue in the current fiscal quarter compared to 2.0% of net revenue in the same period a year ago.

General and Administrative Expenses

General and administrative expenses were $80.0 million for the three months ended March 31, 2007, an increase of 16.4% from $68.7 million for the same period a year ago. As a percentage of net revenue, general and administrative expenses decreased 18 basis points over the same period a year ago. During the three months ended March 31, 2006, the Company incurred non-cash equity based compensation expense associated with SFAS No. 123R, which is a component of personnel costs, of $3.6 million. Adjusted for the effect of non-cash equity based compensation expense incurred in the prior year period, general and administrative expenses increased 98 basis points as a percentage of net revenue compared to the same period a year ago. Continued investment in marketing and admissions personnel resulted in an increase of 134 basis points in personnel expenses as a percentage of net revenue as compared to the same period a year ago. This increase was partially offset by continued operating leverage of administrative personnel expenses, which contributed to a 42 basis point decrease as a percentage of net revenue compared to the same period a year ago. Additionally, higher investment in advertising drove an increase of 87 basis points as a percentage of net revenue compared to the same period a year ago. The Company also experienced increases in travel and training costs of 19 basis points as a percentage of net revenue compared to the same period a year ago. Consulting and advisory expenses increased 54 basis points as a percentage of net revenue compared to the same period a year ago due primarily to the advisory fees incurred with the Sponsors and Leeds Equity Partners. These increases were partially offset by legal costs, which decreased 118 basis points as a percentage of net revenue compared to the same period a year ago, due primarily to legal costs associated with the Transaction incurred in the prior year period. The remaining decreases as a percentage of net revenue compared to the same period a year ago were primarily driven by continued operating leverage on the Company’s other costs including audit and certain employee related expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.9 million for the three months ended March 31, 2007, compared to $0.8 million for the same period a year ago due to the impact of the Transaction.

Income Before Interest and Taxes

Income before interest and taxes (“operating income”) increased by $9.6 million to $74.2 million, or 14.9%, for the three months ended March 31, 2007 compared with the same period a year ago. The corresponding operating income margin decreased slightly to 20.2% for the three months ended March 31, 2007 compared to 20.6% for the same period a year ago due to the factors described above.

Interest Expense, net

The Company had net interest expense of $41.5 million during the three months ended March 31, 2007 compared to net interest income of $2.2 million in the same period a year ago. The increase in net interest expense is related to the debt incurred by the Company and amortization of financing costs as a result of the Transaction.

Provision for Income Taxes

Income tax expense for the three months ended March 31, 2007 was $15.2 million compared to $26.4 million for the same period a year ago. The Company’s effective tax rate was 46.3% for the three months ended March 31, 2007, compared to 39.6% for the same period a year ago. The increase in the effective rate for the current period compared to the same period in the prior year was primarily due to the Company recording a valuation allowance against certain state deferred tax assets as a result of an internal legal entity reorganization. This is a discrete event and will not have an impact on the Company’s fourth fiscal quarter’s effective tax rate.

Net Income

The Company had net income of $17.6 million for the three months ended March 31, 2007 compared to net income of $40.4 million in the same period a year ago. This decrease is primarily attributable to the increase in interest expense as described above, offset by an increase in net revenue.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Net Revenues

Net revenues for the nine months ended March 31, 2007 increased by $137.9 million, or 15.7%, to $1,016.0 million compared to the same period a year ago, primarily resulting from an 11.8% increase in average student enrollment and an approximate 5% increase in tuition rates, slightly offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in students enrolled fully in online programs, who typically take a lower credit load than students attending classes at one of the Company’s school locations. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum, average credits taken by students and the average student population. Average student enrollment for the first nine months of fiscal 2007 increased to approximately 76,000 students as compared to approximately 68,000 students for the same period a year ago.

Educational Services Expenses

Educational services expenses increased by $68.1 million, or 13.1%, to $589.0 million for the nine months ended March 31, 2007. Educational services expenses include faculty and certain administrative compensation, school facility expenses including rent, cost of sales, bad debt, and depreciation and amortization. As a percentage of net revenue, educational services expenses decreased 135 basis points over the same period a year ago. During the nine months ended March 31, 2006, the Company incurred non-cash equity based compensation expense associated with SFAS No. 123R, which is a component of personnel costs, of $5.4 million. Adjusted for the effect of non-cash equity based compensation expense incurred in the prior year period, educational services expenses decreased 74 basis points as a percentage of net revenue compared to the same period a year ago. Despite continued investment in personnel and facility expenses, including rent, at new schools and online programs, the Company experienced operating leverage on these costs of five basis points as a percentage of net revenue compared to the same period a year ago. Rent expense associated with schools for the nine months ended March 31, 2007 was $77.0 million, or 7.6% of net revenue, as compared to $66.4 million, or 7.6% of net revenue, in the same period a year ago. Bad debt expense decreased nine basis points as a percentage of net revenue compared to the same period a year ago primarily as a result of strength in accounts receivable collections. The Company experienced a decrease in legal costs of 12 basis points as a percentage of net revenue compared to the same period a year ago due primarily to costs associated with the Transaction incurred in the prior period. The remaining decreases as a percentage of net revenue compared to the same period a year ago were primarily driven by continued operating leverage on the Company’s costs including supplies, audit, outside services and repairs and maintenance.

General and Administrative Expenses

General and administrative expenses were $225.2 million for the nine months ended March 31, 2007, an increase of 18.1% from $190.7 million for the same period a year ago. As a percentage of net revenue, general and administrative expenses increased 45 basis points over the same period a year ago. During the nine months ended March 31, 2006, the Company incurred non-cash equity based compensation expense associated with SFAS No. 123R, which is a component of personnel costs, of $11.1 million. Adjusted for the effect of non-cash equity based compensation expense incurred in the prior year period, general and administrative expenses increased 171 basis points as a percentage of net revenue compared to the same period a year ago. Continued investment in marketing and admissions personnel resulted in an increase of 112 basis points in personnel expenses as a percentage of net revenue as compared to the same period a year ago. This increase was partially offset by continued operating leverage of administrative personnel expenses, which contributed to a 21 basis point decrease as a percentage of net revenue compared to the same period a year ago. Higher investment in advertising drove an increase of 106 basis points as a percentage of net revenue compared to the same period a year ago. Consulting and advisory expenses resulted in an increase of 60 basis points as a percentage of net revenue compared to the same period a year ago primarily from the advisory fees incurred with the Sponsors and Leeds Equity Partners. Legal costs decreased 49 basis points as a percentage of net revenue compared to the same period a year ago due primarily to costs associated with the Transaction incurred in the prior period. The remaining decreases as a percentage of net revenue compared to the same period a year ago were primarily driven by continued operating leverage on the Company’s other general and administrative costs including audit, telephone, postage and outside services.

Amortization of Intangible Assets

Amortization of intangibles increased to $14.9 million for the nine months ended March 31, 2007, compared to $3.5 million for the same period a year ago due to the impact of the Transaction.

Income Before Interest and Taxes

Income before interest and taxes (“operating income”) increased by $23.7 million to $186.8 million, or 14.5%, for the nine months ended March 31, 2007 compared to the same period a year ago. However, the corresponding operating income margin decreased to 18.4% for the nine months ended March 31, 2007, compared to 18.6% for the same period a year ago.

Interest Expense, net

The Company had net interest expense of $128.6 million during the nine months ended March 31, 2007 as compared to net interest income of $4.3 million in the same period a year ago. The increase in net interest expense is related to the debt incurred by the Company and related amortization of financing costs in connection with the Transaction.

Provision for Income Taxes

Income tax expense for the nine months ended March 31, 2007 was $25.0 million as compared to $65.5 million for the same period a year ago. The Company’s effective tax rate was 43.0% for the nine months ended March 31, 2007, compared to 39.1% for the same period a year ago. The increase in the effective rate for the current year to date period as compared to the same period in the prior year was primarily due to the Company recording a valuation allowance against certain state deferred tax assets as a result of an internal legal entity reorganization. This is a discrete event and will not have an impact on the Company’s fourth fiscal quarter’s effective tax rate.

Net Income

The Company had net income of $33.2 million for the nine months ended March 31, 2007 as compared to $101.9 million in the same period a year ago. This decrease is primarily attributable to the increase in interest expense described above.

New Accounting Standards Not Yet Adopted

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is in the process of evaluating the potential impact of FIN No. 48.

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

Net working capital is calculated based on total current assets less total current liabilities. Advanced payments and amounts outstanding under the Company’s revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At March 31, 2007, the Company’s working capital deficit was approximately $7.2 million. This is compared to working capital of $187.2 million at March 31, 2006. The $194.4 million reduction in working capital as compared to the same period a year ago is a result of the excess of cash used to fund the Transaction and interest payments on debt incurred in connection with the Transaction, offset in part by cash flows generated from operations since March 31, 2006.

Operating cash flows

Cash generated from operations for the nine months ended March 31, 2007 was $264.1 million, a decrease of $57.6 million compared to the same period a year ago. Lower operating cash flow compared to the prior year period was primarily due to the payment of interest on debt incurred with the Transaction, as well as a reduction of $29.7 million in cash received from advanced payments as compared to the same period a year ago. These decreases were offset by a $64.3 million change in income taxes to net receipts of $24.3 million in the current fiscal quarter, due to a tax refund of $27.5 million in the first fiscal quarter, from a $40.0 million payment of income taxes in the same period a year ago.

Days sales outstanding (DSO) in receivables was 12.5 days at March 31, 2007 compared to 11.9 days at March 31, 2006. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year. The Company calculates DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total net revenue for a quarter and dividing by the number of days in a quarter. In an effort to provide its students with financing for the cost of tuition, the Company has established relationships with alternative loan providers. Alternative loans, which are non-recourse to the Company, may help bridge the funding gap created by tuition rates that rise faster than federally-guaranteed student loans.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

Investing cash flows

Capital expenditures were $75.7 million, or 7.5%, of net revenue for the nine months ended March 31, 2007, compared to $48.9 million, or 5.6% of net revenue for the same period a year ago. The increase of capital expenditures as a percentage of net revenue was primarily due to the Company investing in new facilities and the expansion of existing facilities. The Company typically conducts a significant portion of its capital purchases in the months leading up to the start of an academic quarter.

The Company had excess cash, which it invested in short term marketable securities, during the nine months ended March 31, 2007.

The Company leases most of its facilities under operating lease agreements. The Company anticipates that future commitments on existing leases will be paid from cash provided from operating activities. The Company also expects to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing cash flows

Borrowings under the Company’s $300.0 million revolving credit facility are available to finance acquisitions and fund occasional working capital needs resulting from the seasonal pattern of cash receipts throughout the year. On July 3, 2006, the Company repaid $160.0 million of the outstanding revolving credit facility at June 30, 2006. The Company borrowed under the revolving credit facility at June 30, 2006 to satisfy certain year-end regulatory financial ratios. The source of the cash used for the repayment of the revolver was cash on hand at June 30, 2006. No other borrowings on the revolving credit facility were incurred during the nine months ended March 31, 2007.

The Company has issued letters of credit to the Department of Education for approximately $89.0 million. The U.S. Department of Education requires the Company to maintain these letters of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduced the availability of the Company to borrow funds under the revolving credit facility. Including the letters of credit issued to the Department of Education, at March 31, 2007 the Company had $92.0 million in outstanding letters of credit.

As a result of the Transaction, the Company is highly leveraged and its debt service requirements are significant. At March 31, 2007, the Company had $1,943.4 million in aggregate indebtedness outstanding, with additional borrowing capacity of $208.0 million under the Company’s senior credit facility (after giving effect to outstanding letters of credit).

Contingencies

The Company received requests for information from the Attorney General of the State of Illinois with respect to its relationships with providers of student loans. The Company is responding to the requests for information and intends to cooperate fully with the Illinois Attorney General.

In addition to the matter described above, the Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended June 30, 2006 contained in the Company’s Registration Statement on S-4 as filed with the SEC. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended March 31, 2007. The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the condensed consolidated financial statements.

Non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization (“EBITDA”), is a measure used by the Company’s management to measure operating performance and is defined as net income plus net interest expense (income), taxes, depreciation and amortization. The Company’s management uses non-GAAP financial measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. The Company’s management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that can be outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical results of the Predecessor and results of the Successor that reflect purchase accounting and the new capital structure.

	Successor	Predecessor	Successor	Predecessor
	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Net income	$17.6	$40.4	$33.2	$101.9
Interest (income) expense, net	41.5	(2.2)	128.6	(4.3)
Provision for income taxes	15.2	26.4	25.0	65.5
Depreciation and amortization (1)	22.9	16.3	67.7	50.5

EBITDA	$97.2	$80.9	$254.5	$213.6

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments and write-offs.

Covenant Compliance

Under the senior secured credit facility, the Company is required to satisfy and maintain a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2007, the Company was in compliance with the financial and non-financial covenants of the facility. The Company’s continued ability to meet these financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those ratios and tests in the future. A breach of any of these covenants would result in a default under the senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. Any such acceleration would also result in a default under the Company’s indentures governing the Senior Notes due 2014 and Senior Subordinated Notes due 2016.

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

The following is a reconciliation of net income, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in the Company’s debt agreements, and the calculation of the fixed charge coverage ratio, net debt and net debt to Adjusted EBITDA ratio under the indentures governing the notes. The terms and related calculations are defined in the indentures governing the notes.

For the twelve months ended March 31,
(in millions)	2007 (1)
Net income	$12.0
Interest expense, net	141.7
Provision for income taxes	20.7
Depreciation and amortization (2)	87.4

EBITDA	261.8

Reversal of impact of unfavorable lease liabilities (3)	(1.6)
Equity compensation expense (4)	14.9
Advisory and transaction costs (5)	39.4
Severance and Relocation (6)	3.2

Adjusted EBITDA—Covenant Compliance (7)	$317.7

(1)	Amounts represent results of both the Predecessor and the Successor.
(2)	Depreciation and amortization includes non-cash charges related to fixed asset impairments and write-offs.
(3)	Represents non-cash income due to the amortization of $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.
(4)	Represents non-cash equity compensation under SFAS No. 123R.
(5)	Represents costs associated with the Transaction of accounting, placement, other financing investment banking, legal, and other professional fees and costs, as well as employee compensation and payroll taxes. Also includes $4.2 million of advisory fees incurred under a management advisory agreement with the Sponsors and Leeds Equity Partners.

(6)	Represents severance and relocations expenses incurred during the twelve months ended March 31, 2007
(7)	As defined in the Company’s Credit and Guaranty Agreement, dated June 1, 2006; the Indenture, dated June 1, 2006 governing the 8.75% Senior Notes due 2014; and the Indenture, dated June 1, 2006 governing the 10.25% Senior Subordinated Notes due 2016.

The Company’s covenant requirements and pro forma ratios for the twelve months ended March 31, 2007 are as follows:

	Covenant Requirements	Pro Forma Ratios
Senior secured credit facility
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	2.25x
Maximum consolidated total debt to Adjusted EBITDA	8.25x	5.23x

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2007, the Company had total debt obligations of $1,943.4 million, including $1,179.1 million of variable rate debt. The Company has entered into two five year interest rate swap agreements that fixed the interest rate for $750.0 million of its variable rate debt. The Company’s two swap agreements, which expire on July 1, 2011, each have a notional value of $375.0 million and effectively fix the interest rate on this portion of outstanding indebtedness at 5.397% plus the applicable margin. The remaining variable rate debt of $429.1 million is subject to market rate risk, as the Company’s interest payments will fluctuate as the underlying interest rates change as a result of market changes. A hypothetical change of 1.25% in interest rates from March 31, 2007 levels would have increased or decreased interest expense approximately $1.3 million and $4.1 million for the variable rate debt in the three and nine months ended March 31, 2007, respectively.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreement.

ITEM 4. CONTROLS AND PROCEDURES

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

Part II Other Information

Item 1. Legal Proceedings None.

Item 1A. Risk Factors There have been no material changes to our Risk Factors as previously disclosed in the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (file no. 333-137605), as amended

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds None.

Item 3. Defaults Upon Senior Securities None.

Item 4. Submission of Matters to Vote of Security Holders Not applicable.

Item 5. Other Information None.

Item	6. Exhibits

Number	Document

10.01	Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Education Management LLC’s Current Report on Form 8-K filed on February 14, 2007 (the “February 14, 2007 8-K”)).

10.02	Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (incorporated by reference to the February 14, 2007 8-K).

10.03	Letter Agreement dated February 13, 2007 between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to the February 14, 2007 8-K).

10.04	Education Management Corporation Long Term Incentive Compensation Plan dated February 26, 2007 (incorporated by reference to Education Management LLC’s Current Report on Form 8-K filed on March 2, 2007).

10.05	Amendment No. 1 to the Education Management Corporation 2006 Stock Option Plan dated March 9, 2007 (incorporated by reference to Education Management LLC’s Current Report on Form 8-K filed March 15, 2007).

31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2007

/S/ EDWARD H. WEST
Edward H. West Executive Vice President and Chief Financial Officer