Form 10-K
period 2007-06-30
Education Management LLC
filed 2007-09-21
CIK 1375891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No: 333-137605

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

The number of units of the registrant’s outstanding membership interests at September 20, 2007 was 100.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	difficulty in opening additional schools and expanding online student programs;

•	failure to effectively market and advertise to new students;

•	government and regulatory changes including revised interpretations of regulatory requirements that affect the post-secondary education industry;

•	the integration of acquired businesses, the performance of acquired businesses and the prospects for future acquisitions;

•	the effect of disruptions to our systems and infrastructure;

•	failure to attract, retain and integrate qualified management personnel;

•	failure to maintain relationships with key industry participants and/or key customers and/or loss of significant customer revenues;

•	failure to effectively compete;

•	failure to comply with regulations or maintain state authorizations and accreditations; and

•	the other factors set forth under “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

Business Overview

Education Management LLC (the “Company”, the “Successor”, “we”, and “our”) is among the largest providers of post-secondary education in North America, with approximately 80,300 active students as of the fall of 2006. Our educational institutions offer students the opportunity to earn undergraduate and graduate degrees in a broad range of disciplines, including media arts, design, psychology and behavioral sciences, education, information technology, legal studies, business, health sciences and culinary arts. For the fiscal year ended June 30, 2007, we generated revenues, Adjusted EBITDA and net income of $1,363.7 million, $327.1 million and $32.2 million, respectively.

During our over 35-year operating history, we have expanded the reach of our education systems and, as of June 30, 2007, operated 78 schools across 25 states in the United States and two Canadian provinces. Additionally, we offer an online education platform, enabling our students to pursue degrees online or through a flexible combination of both online and local campuses. Our programs enable students to earn various degrees, including Doctorate, Master’s, Bachelor’s and Associate’s, as well as certain specialized non-degree diplomas. These academic programs are designed with a distinct emphasis on applied, career-oriented content and are primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Our student population includes both traditional students, typically recent high school graduates pursuing their first higher education degree, and working adults, who are pursuing additional education in their current field or preparing for a new profession. Based on information collected by us from graduating students and employers, we believe that of the approximately 13,500 undergraduate students who graduated from our institutions during the calendar year ended December 31, 2006, approximately 90% of those available for employment obtained employment in their fields of study or a related field within six months of graduation. Similar to traditional public and private colleges and universities, each of our schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid.

Our schools are organized and managed through four education systems, each focused on specific programmatic and degree areas:

•

The Art Institutes. The Art Institutes offer Master’s, Bachelor’s and Associate’s degree programs, as well as certain non-degree diploma programs, in graphic design, media arts and animation, multimedia and web design, game art and design, video and digital media production, interior and industrial design, culinary arts, photography and fashion. Students can pursue their degree at one of our 37 Art Institute campuses in 21 states and two Canadian provinces, including Tucson Design College, acquired in June 2007 and subsequently renamed The Art Institute of Tucson, and fully online programs offered by The Art Institute Online, a division of The Art Institute of Pittsburgh. The Art Institute of Toronto announced in June 2007 that it will no longer accept new students and that it will close after all current students complete their respective programs.

•

Argosy University. Argosy University is primarily focused on Doctorate and Master’s degree programs in clinical psychology, counseling, education and business administration. It also offers Bachelor’s and Associate’s degrees in similar fields. There are 18 Argosy University locations in 12 states.

•

Brown Mackie Colleges. The Brown Mackie Colleges offer Associate’s degree programs, as well as certain non-degree diploma programs, in health sciences, business, information technology, legal studies and design technologies. At June 30, 2007, there were 16 Brown Mackie College campuses in seven states, primarily in the Midwestern United States. Chaparral College, which we acquired in June 2007, was renamed Brown Mackie College - Tucson in August 2007. We began offering Bachelor’s degree programs at several Brown Mackie Colleges in July 2007.

•

South University. South University offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields through five campuses in the Southeastern United States and online programs.

In addition to the education systems listed above, we also operate Western State University College of Law in California, which offers Juris Doctor degrees.

We have provided educational services for more than 35 years since the acquisition of our first Art Institute in Pittsburgh in 1970. Throughout our history, we have selectively pursued acquisitions to augment our network, program and degree offerings with established franchises such as Argosy University in 2001 and South University and American Education Centers (renamed the Brown Mackie Colleges) in 2003. Of the 28 acquisitions we have completed, the majority have been select acquisitions of single campuses where the economics of acquiring an existing school were more favorable than opening a new school.

Change in Ownership

We are a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (“EDMC”). On June 1, 2006 EDMC was acquired by a consortium of private investors led by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Sponsors”) through a merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). In connection with the Transaction, each outstanding share of EDMC’s common stock (other than shares held in treasury or shares held by any of the respective subsidiaries) was cancelled and converted into the right to receive $43.00 in cash. EDMC remained as a legal entity after the Transaction but contributed substantially all of its assets and liabilities to Education Management LLC in connection with the Transaction.

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by us and the issuance by us and Education Management Finance Corp. (a wholly-owned subsidiary of the Company) of senior notes due 2014 and senior subordinated notes due 2016.

Our Business Strategy

We intend to pursue the following key elements of our current business strategy:

•	Augment and improve our academic curricula and programs

Create new and revise existing academic programs. We continually strive to identify emerging industry trends in order to understand the evolving educational needs of our students and the employment market. We rapidly develop and introduce new programs in response to these needs with the assistance of our curriculum advisory teams, which consist of over 1,200 industry experts and employers. For example, during fiscal 2007, we introduced twelve new academic programs, including Associate’s degree programs in Kitchen and Bath Design and Early Childhood Education, a Bachelor’s degree program in Entertainment Design and Masters’ programs in Management and Health Services Management. We also regularly evaluate our existing program offerings and revise existing courses to meet changing market needs.

Rollout existing programs to additional schools. Our broad base of 78 schools enables us to drive growth through introducing programs that have been successful at one school to other schools within our systems. During fiscal 2007, we successfully rolled out 174 existing educational programs to additional schools. The rollout of existing programs at additional campuses allows us to drive enrollment growth at existing locations with minimal incremental costs, leverage existing curriculum development and quickly capitalize on identified market needs.

•	Continue to improve our marketing and student services

Increase and optimize the use of marketing resources. We continually evaluate the efficiency of various marketing media channels by student, program, campus and each of our school systems, which enable us to rapidly optimize the allocation of our marketing budget. We also put significant emphasis on recruiting qualified admission officers. During fiscal 2007, we increased the number of admissions officers at our schools by approximately 50%.

Continue to emphasize student services. In student services, we focus on student retention and assisting our students in obtaining full-time employment. We maintain dedicated career services personnel at our schools, who provide assistance by establishing relationships with potential employers and preparing students for interviews and post-graduate employment. We also evaluate the placement of our students from each of our programs to assist us in determining how to allocate our resources in the future. Our focus on student outcomes also helps us to maintain a strong student retention rate and manage our cohort loan default rates, enhancing profitability and regulatory compliance. It also helps us to attract new students, because approximately 23% of the new students at our Art Institutes initially learn about us through referrals, generally from satisfied existing students and alumnus.

•	Expand the number of online students

We believe that a significant growth opportunity exists in offering online programs to students who may not otherwise have attended our schools. As the quality and acceptance of online education continues to increase, we continue to invest in both expanding our online course offerings and enhancing our online marketing presence. Online programs primarily target students who are not able to pursue campus-based post-secondary education, due to schedule and location constraints, and thus address an additional market beyond our campus-based target demographics. Online courses provide these students flexible schedules which can be tailored around a student’s working hours and can be combined with traditional on-campus classes. Online offerings represent an attractive avenue for growth by utilizing many of our existing education curricula while requiring less capital expenditures relative to campus-based expansion. Our online efforts continue to experience significant success, with 6,400 students taking all of their courses online and 12,700 students taking at least one of their courses online during the fall term of 2006, compared to 4,100 and 9,100 students, respectively, during the same term in 2005.

•	Grow our portfolio of schools in a capital-efficient manner

Develop new school locations. We believe that there are many attractive opportunities available to us to develop new school locations in the United States. Prior to opening a new campus, we perform a detailed analysis of the geographic area, including ranking the statistical attractiveness of a metropolitan area based on population size and growth, the percentage of the population likely to pursue education in a particular program area and the level of unmet demand represented by a student population not served by existing local post-secondary educational institutions. In opening new campuses, we utilize our centralized infrastructure and existing curricula to cost-effectively expedite the opening and ramp-up of a location. During fiscal 2007, we opened five new school locations in addition to our acquisitions of Tucson Design College and Chaparral College.

Utilize shared services locations. Since fiscal 2004, we have combined the facilities and administrative functions of some of our schools that are located in the same geographic regions. The administrative services which are combined for two or more schools located within a single facility may include career services, finance, human resources and information technology, among other functions. Currently, 25 of our schools are in shared services locations, and we plan to continue to utilize this model for new campuses in order to minimize capital expenditures and operating expenses, and increase facility utilization.

Student Recruitment and Marketing

We use marketing tools such as the Internet, radio, local newspaper, television and print media advertising, telephone campaigns, and direct mail campaigns to attract new students to our schools. In addition, the general reputation of our schools and referrals from current students, alumni and employers is an important source of new students. We also employ approximately 160 representatives who make presentations at high schools to promote The Art Institutes. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2007, representatives conducted over 22,000 high school visits and attended approximately 2,700 career events. We estimate that new students at The Art Institutes made their initial inquiry based on the following percentages in fiscal 2007 and 2006:

	Year ended June 30,
	2007	2006
Internet advertising and our websites	52%	44%
Referrals from other students and graduates	23%	26%
High school recruitment programs	13%	15%
Broadcast advertising	5%	7%
Print media	2%	2%
Direct mail campaigns	1%	2%
Other recruiting efforts	4%	4%

In fiscal 2007, our marketing efforts generated inquiries from approximately 1,600,000 prospective students as compared to approximately 1,200,000 inquiries in fiscal 2006. Our inquiry-to-application conversion ratio for these students decreased from 7.3% in fiscal 2006 to 7.0% in fiscal 2007 due primarily to an increase in the number of inquiries from the Internet in fiscal 2007. The applicant-to-new-student ratio for our students was 57% in both fiscal 2006 and fiscal 2007.

Our internal advertising agency creates publications, television and radio commercials, videos and other promotional materials for our schools. The agency is also responsible for inquiry generation, media planning and placement, online marketing, website development and branding.

Student Admissions and Retention

The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest, and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction, and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Our graduate and Doctorate programs require an undergraduate degree. Most of our schools interview prospective students to assess their qualifications, their interest in the programs offered by the school and their commitment to their education. In addition, the curricula, student services, education costs, available financial resources and student housing options, if applicable, are reviewed during interviews.

Due to our broad program offerings, our students come from a wide variety of backgrounds. The estimated average age of a new student at all of our schools during fiscal 2007 was 27 years old.

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 72.0% in fiscal 2007 as compared to 72.3% in fiscal 2006. We adopted the calculation of persistence prescribed by the Accrediting Counsel of Independent Colleges and Schools in fiscal 2007, which is different from our prior computation of persistence. Under our prior computation, our net annual persistence rate for fiscal 2006 was 67.5%

Education Programs

The relationship of each of our schools with potential employers for our students plays a significant role in the development and adaptation of school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities or employers in the fields which we serve. These boards provide valuable input to the school’s education department, which allows the school to keep programs current and provide students with the training and skills that employers seek.

Our wide range of academic programs culminate in the awarding of diploma certificates through Doctorate degrees. In the fall of 2006, the enrollment by degree for all our schools was as follows:

•	Bachelor’s degrees—47.5%

•	Associate’s degrees—27.4%

•	Diploma and Certificates—10.0%

•	Doctorate degrees—9.2%

•	Master’s degrees—5.9%

The type of degrees and programs we offer vary by each of our schools. The following summarizes the programs offered at each of our education systems. Not all programs are offered at each school location within an education system.

The Art Institutes. The Art Institutes offer the following degree programs. For internal purposes, we classify the degree programs at The Art Institutes according to four “schools” or areas of study.

The School of Design

Associate’s Degree

Advertising

Graphic Design

Industrial Design Technology

Interior Design

Interior Planning with AutoCAD

Home Furnishings Merchandising

Kitchen & Bath Design

Web Design

Web Design & Interactive Media

Bachelor’s Degree

Advertising

Advertising Design

Design Management

Entertainment Design

Design Studies

Design Visualization

Graphic Design

Illustration

Illustration & Design

Industrial Design

Industrial Design & Technology

Interior Design

Set & Exhibit Design

Visual Communications

Web Design & Interactive Media

Master’s Degree

Graphic Design

Interior Design

The School of Fashion

Associate’s Degree

Accessory Design

Apparel Design

Apparel Accessory Design

Fashion Design

Fashion Marketing

Fashion Merchandising

Fashion Production

Visual Merchandising

Bachelor’s Degree

Apparel Design

Fashion Design

Fashion Marketing & Management

Fashion Marketing

Fashion Merchandising

Fashion & Retail Management

The School of Media Arts

Associate’s Degree

Animation

Animation Art & Design

Art & Design Technology

Audio Production

Broadcasting

Digital Arts

Digital Filmmaking & Video Production

Drafting Technology with AutoCAD

Interactive Media Design

Interactive Media Design Production

Photography

Photographic Imaging

Video Production

Bachelor’s Degree

Audio Production

Audio & Media Technology

Computer Animation

Digital Filmmaking & Video Production

Digital Media Production

Digital Photography

Film & Digital Production

Game Art & Design

Interactive Media Design

Media Arts & Animation

Photography

Photographic Imaging

Simulation & Virtual Environments

Visual Effects & Motion Graphics

Visual & Game Programming

Visual & Entertainment Arts

Master’s Degree

Computer Animation

Film

Visual Arts

The School of Culinary

Associate’s Degree

Baking and Pastry

Culinary Arts

Culinary Arts & Restaurant Management

Restaurant & Catering Management

Restaurant & Catering Operations

Wine, Spirits & Beverage Management

Bachelor’s Degree

Culinary Management

Culinary Arts Management

Culinary Arts

Food & Beverage Management

Hotel & Restaurant Management

Hospitality Management

Argosy University. The following degree programs are offered by Argosy University.

Psychology and Behavioral Sciences

Associate of Applied Science

Criminal Justice

Paralegal

Bachelor of Arts

Psychology

Education Specialist Degree

School Counseling

Master of Arts

Clinical Psychology

    Clinical Psychology/Marriage & Family Therapy

Counseling Psychology

    Counseling Psychology/Marriage & Family Therapy

    Community Counseling

    School Counseling

Forensic Psychology

Guidance Counseling

Marriage and Family Therapy

Mental Health Counseling

Professional Counseling

Sport-Exercise Psychology

School Psychology

Doctor of Education

Counselor Education and Supervision

Counseling Psychology

Organizational Leadership

Pastoral Community Counseling

Doctor of Psychology

Clinical Psychology

School Psychology

Education

Educational Specialist

Instructional Leadership

Educational Leadership

Master of Arts in Education

Instructional Leadership

Educational Leadership

Doctor of Education

Instructional Leadership

Educational Leadership

Community College Executive Leadership

Business

Associate of Applied Science

Accounting Technology

Business Management

Computer Programming and Applications

Computer Software Technology

Bachelor of Science

Business Administration

Master of Science

Health Services Management

Management

Master of Business Administration

Doctor of Business Administration

Health Sciences

Associate of Applied Science

Diagnostic Medical Sonography

Histotechnology

Medical Assisting

Radiologic Technology

Veterinary Technology

Associate of Science

Dental Hygiene

Medical Laboratory Technician

Radiation Therapy

Western State University College of Law

Juris Doctor

Brown Mackie Colleges. Brown Mackie College schools offer the following primary degree programs.

Health Sciences

Associate’s Degrees

Administration in Gerontology

Healthcare Administration

Gerontology

Medical Assisting

Medical Office Management

Nursing

Occupational Therapy Assistant

Optical Science

Pharmacy Technology

Physical Therapist Assistant

Surgical Technology

Legal Studies

Associate’s Degrees

Criminal Justice

Paralegal

Bachelor’s Degrees

Criminal Justice

Legal Studies

Business

Associate’s Degrees

Accounting Technology

Business Management

Sales & Marketing

Bachelor’s Degrees

Business Administration

Information Technology

Associate’s Degrees

Electronics

Computer Networking and Applications

Computer Programming and Applications

Computer Software Technology

Database Technology

Information Technology

Design Technologies

Associate’s Degrees

Audio/Video Production

Computer Aided Design and Drafting Technology

Graphic Design

South University. South University offers the following degree programs.

School of Health Professions

Associate’s Degrees

Allied Health Science

Medical Assisting

Physical Therapist Assisting

Bachelor’s Degrees

Health Science

Nursing

Nursing RN to BSN (degree completion)

Physician Assistant Studies

Psychology

Master’s Degrees

Anesthesiologist Assistant

Nursing

Physician Assistant Studies

Professional Counseling

School of Pharmacy

Doctorate Degrees

Doctor of Pharmacy

School of Business

Associate’s Degrees

Accounting

Business Administration

Graphic Design

Information Technology

Paralegal Studies

Bachelor’s Degrees

Business Administration

Criminal Justice

Graphic Design

Healthcare Management

Legal Studies

Information Technology

Master’s Degrees

Healthcare Administration

Criminal Justice

Business Administration

Graduate Employment

We measure our success as an educator of students to a significant extent by the ability of our students to find jobs in their chosen field of employment upon graduation from our schools. Most of our schools provide career development instruction to our students in order to assist the students in developing essential job-search skills. In addition to individualized training in interviewing, networking techniques and resume-writing, most of our schools require students to take a career development course. Additionally, we provide ongoing placement resources to our students and recent graduates. Career services departments also assist current students in finding part-time employment while attending school. Students in certain of our Doctorate programs spend up to a year in a paid internship in their chosen field.

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2007, the career services departments of our schools had approximately 260 employees. We estimate that our career services departments maintain contact with approximately 65,000 employers nationwide.

Based on information collected by us from graduating students and employers, we believe that of the approximately 13,500 undergraduate students who graduated from our schools during the calendar year ended December 31, 2006, approximately 90% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. The graduate employment rates presented in this Form 10-K exclude students who are pursuing further education, who are deceased, who are in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees, or who are international students no longer residing in the United States. The average salary paid to our available graduating undergraduate students from The Art Institutes, the Brown Mackie Colleges and South University for calendar year 2006 who obtained employment in their fields of study, or in related fields of study, was approximately $29,500.

Accreditation

In the United States, accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

Pursuant to provisions of the Higher Education Act of 1965, as amended (“HEA”), the U.S. Department of Education relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions. All of our U.S. schools are accredited by an institutional accrediting agency recognized by the U.S. Department of Education.

In addition to the institutional accreditations described above, ten Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation and fourteen Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs and one Argosy University location is accredited by the Council for Accreditation of Counseling and

Related Educational Programs (“CACREP”). While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in the Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program.

The following table shows the location of each of our schools at June 30, 2007, the name under which it operates, the year of its establishment, the date we opened or acquired it, and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first). No accreditation is shown for The Art Institute of Toronto as the Province of Ontario has no accreditation process for post-secondary schools. The Art Institute of Toronto is registered with the Ontario Ministry of Training, Colleges and Universities.

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institutes
The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)
The Art Institute of California—Los Angeles	Los Angeles, CA	1997	1998	Accrediting Council of Independent Colleges and Schools (“ACICS”)
The Art Institute of California—Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California—Los Angeles)
The Art Institute of California—Sacramento	Sacramento, CA	2007	2007	ACICS (as a branch of The Art Institute of California— Los Angeles)
The Art Institute of California—San Diego	San Diego, CA	1981	2001	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)
The Art Institute of California—Inland Empire	San Bernardino, CA	2006	2006	ACCSCT (as a branch of The Art Institute of California— San Diego)
The Art Institute of California—San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California—Los Angeles)
The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS
The Art Institute of Charleston	Charleston, SC	2007	2007	SACS (as a branch of The Art Institute of Art Institute of Atlanta)
The Art Institute of Colorado	Denver, CO	1952	1976	ACICS
The Art Institute of Dallas	Dallas, TX	1964	1985	SACS
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS
The Art Institute of Houston	Houston, TX	1974	1979	SACS
The Art Institute of Indianapolis	Indianapolis, IN	2006	2006	ACCSCT (as a branch of The Art Institute of Las Vegas)
The Art Institute of Jacksonville	Jacksonville, FL	2007	2007	SACS (as a branch of Miami International University of Art & Design)
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT
The Art Institute of Tennessee—Nashville	Nashville, TN	2006	2007	SACS
The Art Institute of New York City	New York, NY	1980	1997	ACICS

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institute of Ohio—Cincinnati	Cincinnati, OH	2004	2004	ACICS (as a branch of Brown Mackie College—Findlay)
The Art Institute Online	Pittsburgh, PA	1999	2000	Approved by ACICS to offer programs as a division of The Art Institute of Pittsburgh
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS
The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS (as a branch of The Art Institute of Colorado)
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	ACICS; candidate with Middle States Association of Colleges & Schools of the Commission on Higher Education
The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Schools Universities (“NWCCU”)
The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007	ACCSCT (as a branch of The Art Institute of Las Vegas)
The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU
The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)
The Art Institute of Toronto	Toronto, Ontario	1997	2002	None
The Art Institute of Vancouver	Vancouver, BC	1979	2003	Private Career Training Institutions Agency of British Columbia
The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS
Bradley Academy for the Visual Arts	York, PA	1952	2004	ACCSCT
California Design College	Los Angeles, CA	1991	2003	ACICS
The Illinois Institute of Art—Chicago	Chicago, IL	1916	1996	ACCSCT; Higher Learning Commission (“HLC”) of the North Central Association (Chicago location only)
The Illinois Institute of Art—Schaumburg	Schaumburg, IL	1983	1996	ACCSCT (as a branch of The Illinois Institute of Art—Chicago)
Miami International University of Art & Design	Miami, FL	1965	2002	SACS
The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges
Tucson Design College (renamed The Art Institute of Tucson)	Tucson, AZ	2002	2007	ACICS

Argosy University				HLC (all locations)
Argosy University/Atlanta	Atlanta, GA	1990	2002
Argosy University/Chicago	Chicago, IL	1976	2002
Argosy University/Dallas	Dallas, TX	2002	2002
Argosy University/Denver	Denver, CO	2006	2006
Argosy University/Honolulu	Honolulu, HI	1979	2002
Argosy University/Inland Empire	San Bernadino, CA	2006	2006
Argosy University/Nashville	Nashville, TN	2001	2001
Argosy University/Orange County	Orange, CA	1999	2002

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
Argosy University/Phoenix	Phoenix, AZ	1997	2002
Argosy University/San Diego	San Diego, CA	2006	2006
Argosy University/San Francisco	Point Richmond, CA	1998	2002
Argosy University/Santa Monica	Santa Monica, CA	2006	2006
Argosy University/Sarasota	Sarasota, FL	1969	2002
Argosy University/Schaumburg	Schaumburg, IL	1979	2002
Argosy University/Seattle	Seattle, WA	1997	2002
Argosy University/Tampa	Tampa, FL	1997	2002
Argosy University/Twin Cities	Eagan, MN	1961	2002
Argosy University/Washington D.C.	Arlington, VA	1994	2002

Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; provisionally accredited by American Bar Association

South University				SACS (all locations)
South University/Savannah	Savannah, GA	1899	2004
South University/Montgomery	Montgomery, AL	1997	2004
South University/West Palm Beach	West Palm Beach, FL	1974	2004
South University/Columbia	Columbia, SC	1935	2004
South University/Tampa	Tampa, FL	2006	2006

Brown Mackie College
Brown Mackie College—Akron	Akron, OH	1980	2004	ACICS (as a branch of Brown Mackie College—Cincinnati)
Brown Mackie College—Cincinnati	Cincinnati, OH	1927	2004	ACICS
Brown Mackie College—Findlay	Findlay, OH	1986	2004	ACICS
Brown Mackie College—Northern Kentucky	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of Brown Mackie College—Cincinnati)
Brown Mackie College—North Canton	North Canton, OH	1984	2004	ACICS
Brown Mackie College—Atlanta	Norcross, GA	1969	2004	ACICS (as a branch of The Art Institute of Charlotte
Brown Mackie College—Lenexa	Lenexa, KS	1984	2004	HLC (as a branch of Brown Mackie College— Salina)
Brown Mackie College—Salina	Salina, KS	1892	2004	HLC
Brown Mackie College—Merrillville	Merrillville, IN	1984	2004	ACICS
Brown Mackie College—Michigan City	Michigan City, IN	1890	2004	ACICS (as a branch of Brown Mackie College—Merrillville)
Brown Mackie College—Moline	Moline, IL	1985	2004	ACICS (as a branch of Brown Mackie College—Merrillville)
Brown Mackie College—Fort Wayne	Fort Wayne, IN	1991	2004	ACICS (as a branch of Brown Mackie College—South Bend)
Brown Mackie College—South Bend	South Bend, IN	1882	2004	ACICS
Brown Mackie College—Louisville	Louisville, KY	1935	2004	ACICS
Brown Mackie College— Hopkinsville	Hopkinsville, KY	1995	2004	ACICS (as a branch of Brown Mackie College—Louisville)
Brown Mackie College—Miami	Miami, FL	2004	2005	ACICS (as a branch of Brown Mackie College—Cincinnati)
Chaparral College (renamed Brown Mackie College—Tucson)	Tucson, AZ	1972	2007	ACICS

Accrediting agencies monitor each educational institution’s performance across a broad range of areas. Monitoring is generally performed through annual self-reporting and through the conduct of periodic site visits by representatives of the accrediting agency and qualified persons from peer institutions. In the event an accrediting agency determines that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2007, nine of our schools were required to provide such supplemental reports. Of these nine schools on supplement reporting status, four schools are required to request and receive permission from their accrediting agency prior to filing an application for a new location or program offering.

Student Financial Assistance

Many students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. During fiscal 2007, approximately 70% of our net revenues were indirectly derived from Title IV programs.

As in the United States, there are certain risks associated with operating post-secondary institutions in Canada, including, among other risks: if our schools fail to comply with extensive regulations, we could be subject to financial penalties, restrictions on our operations, or loss of external financial aid funding for our students; the provinces or national government may change the law or reduce funding for student financial aid programs, which could harm our student population and revenue; if our schools do not maintain their approvals, they may not operate or participate in federal student financial aid programs; and government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us. During fiscal 2007, approximately 2.0% of our net revenues were from our schools located in Canada.

Nature of Federal Support for Post-secondary Education

While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV programs, of which the three largest are the Federal Family Education Loan (“FFEL”) program, the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Federal Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program, and the Federal Work-Study program.

FFEL and Direct Loans. The FFEL and Direct Loan programs consist of two types of loans: Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of undergraduate students classified as dependents and, as of July 1, 2006, graduate students. The primary difference between the FFEL and the Direct Loan programs is that the FFEL program is administered and funded by private sources while the U.S. Department of Education provides the administration and funds for the Direct Loan program. While all of our schools are eligible to participate in the Direct Loan program, only Brown Mackie College—Tucson and The Art Institute of Tucson currently participate in the program.

Effective July 1, 2007, under the Stafford loan program an undergraduate student may borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. Prior to July 1, 2007, undergraduate students were only permitted to borrow up to $2,625 for the first academic year and $3,500 for the second academic year under the Stafford loan program. Students enrolled in programs higher than a bachelor-level were limited to borrowing up to $18,500 per academic year prior to July 1, 2007. Amounts received by students in our U.S. schools under the Stafford loan program equaled approximately 48% of our net revenues in fiscal 2007. Currently, PLUS loans may be obtained by the parent(s) of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled. Amounts received by parents of students in our U.S. schools under the PLUS loan program in fiscal 2007 equaled approximately 12% of our net revenues in fiscal 2007.

Pell. Pell grants are the primary component of the Title IV programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2007, Pell grants ranged up to $4,310 per year, depending on student need and other factors. Amounts received by students enrolled in our U.S. schools in fiscal 2007 under the Pell program represented approximately 8% of our net revenues in fiscal 2007.

FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants at our schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. Amounts received by students in our U.S. schools under the FSEOG program in fiscal 2007 represented less than 1% of our net revenues.

Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000. Eligible graduate students may borrow up to $6,000 in Perkins loans each academic year, with an aggregate maximum of $40,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2007, we collected approximately $7.5 million from our former students. We were not required to make any matching contributions in fiscal 2007. The Perkins loans disbursed to students in our U.S. schools in fiscal 2007 represented less than 1% of our net revenues.

Federal Work-Study. Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2007, Argosy University and two Brown Mackie Colleges did not meet this requirement. The U.S. Department of Education has announced that institutions that do not meet this requirement in fiscal 2008 will be subject to fines and / or other administrative action. In fiscal 2007, Federal Work-Study funds represented less than 1% of our net revenues.

New Title IV Programs. Effective July 1, 2006, Congress enacted two new Title IV federal aid programs, the Academic Competitive Grant (“ACG”) and the National SMART (Science and Mathematics Access to Retain Talent) Grant. Both of these new programs require students to be eligible for a Pell grant and to attend school on a full-time basis. The ACG is designed for students in degree programs who have recently graduated from a high school at which they were enrolled in a rigorous curriculum. Students may receive a maximum of $750 of ACG during their first academic year and $1,300 during their second academic year. The National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math programs. Eligible students may receive up to $4,000 in each of their third and fourth academic year. In fiscal 2007, net revenues from the ACG and National SMART Grant programs in the aggregate represented less than 1% of our net revenues.

Legislative Action. Political and budgetary concerns can significantly affect the Title IV programs. The U.S. Congress generally reauthorizes the HEA approximately every six years. The next reauthorization of the HEA is being discussed in Congress and may result in numerous legislative changes. In addition, the U.S. Congress determines federal appropriations for Title IV programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. During the September 2007 budget reconciliation process, Congress passed legislation which decreases private lender yields for their participation in the FFEL program. The legislation has not been sent to the President, and the impact to students, institutions and private lenders is unknown at this time. In addition, Congress is considering legislation to address alternative, non-Title IV program loans as well as lenders and educational institution interaction. Since a significant percentage of our revenue is derived from Title IV programs, any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our schools or students to participate in the Title IV programs would have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

Other Financial Assistance Sources

Students at several of our U.S. schools participate in state grant programs. In fiscal 2007, approximately 3% of our net revenues were indirectly derived from state grant programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2007, financial assistance from such federal programs equaled less than 1% of our net revenues. Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2007, institutional scholarships had a value equal to approximately 2% of our net revenues.

We have also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools. In fiscal 2007, alternative loans represented approximately 23% of our net revenues as compared to approximately 19% of net revenues in fiscal 2006.

We have also developed a loan program with a provider of student loans for students with low credit scores who otherwise may not qualify for loans and pursue a post-secondary education. This loan program requires that we pay the loan provider a discount fee based on the principal balance of each private loan. The loans are non-recourse to us and include a waiting period between the date of the loan origination and the first disbursement to the student.

Availability of Lenders

Students attending our schools primarily use a limited number of lending institutions to obtain their federally guaranteed loans to help pay their direct costs of attendance. While we believe that other lenders or the Federal Direct Loan program would be willing to make federally guaranteed student loans to our students if federally guaranteed loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

We estimate that three student loan guaranty agencies guaranteed over 90% of all federally guaranteed student loans made to students enrolled at our U.S. schools during fiscal 2007. We believe that other guaranty agencies would be willing to guarantee federal loans to our students if any of the current agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

Federal Oversight of Title IV Programs

Our U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U.S. Department of Education, its Office of Inspector General, and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm. If the U.S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the HEA or state law or their implementing regulations, the affected institution may be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine. Although we endeavor to comply with the all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the U.S. Department of Education, other agencies, or upon judicial review.

If the U.S. Department of Education is dissatisfied with an institution’s administration of the Title IV programs, it can also transfer the institution from the advance system of receiving Title IV program funds to the cash monitoring or reimbursement method of payment, under which a school may have to advance its own funds to students and provide documentation to the U.S. Department of Education that the funds were properly disbursed prior to receiving reimbursement from the Title IV programs. As a result of the Transaction, the U.S. Department of Education placed all our locations in the United States on provisional certification and on heightened cash monitoring level one. The implementation of heightened cash monitoring level one has not materially impacted our cash flow from operations.

Violations or alleged violations of Title IV program requirements also could subject us to other civil and criminal sanctions, including a proceeding to impose a fine, imposition of restrictions on our participation in Title IV programs or termination of our eligibility to participate in Title IV programs. The U.S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. We are not aware of any reason that any of the agencies that accredit our institutions would not be approved as a result of such review. In any event, if an accreditation agency is not approved by the U.S. Department of Education, the HEA grants affected institutions reasonable opportunity to apply for accreditation from a different agency.

Cohort Default Rates. If, at any given point, an institution’s FFEL cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, it will no longer be eligible to participate in the Title IV programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If, at any given point, an institution’s Perkins cohort default rate equals or exceeds 50% for each of the three most recent federal fiscal years it will no longer be eligible to participate in the Perkins programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

None of our schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. The most recent year for which FFEL cohort default rates have been calculated is the official rates for federal fiscal year 2005. The official combined FFEL cohort default rate for borrowers at our schools for federal fiscal year 2005 was 5.1% and our individual schools’ rates ranged from zero to 13.8%.

If an institution’s FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Provisional certification does not by itself limit an institution’s access to Title IV program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV program requirements.

To our knowledge, the U.S. Department of Education considers provisional certification based on an institution’s exceeding the cohort default rate thresholds described in the previous paragraph only when that institution is otherwise subject to a U.S. Department of Education renewal of certification review. As of June 30, 2007, 10 of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2006, the most recent year for which such rates have been calculated. Funds from the Perkins program did not exceed 4% of these schools’ net revenues in fiscal 2007. None of these schools has been placed on provisional certification solely for this reason.

Each of our schools whose students participate in the FFEL program maintains a student loan default management plan if its default rate equals or exceeds 5%. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies. The historical default rates experienced by Argosy University and Western State University College of Law have been quite low, and therefore these schools have engaged in significantly fewer default management activities.

Regulatory Oversight. The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently all of our schools are operating under a Temporary Provisional Program Participation Agreement with the U.S. Department of Education due to the change in control of the Company which occurred in connection with the Transaction.

Financial Responsibility Standards. All institutions participating in Title IV programs must satisfy certain standards of financial responsibility. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process, and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2007, we believe that, on an individual institution basis, each of our schools then participating in Title IV programs satisfied the financial responsibility standards. At our consolidated parent company level, our financial statements will not satisfy the financial responsibility standards for the fiscal year ended June 30, 2007 and for the foreseeable future. Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements at our consolidated parent company level. We were required by the U.S. Department of Education to post a $87.9 million letter of credit on October 12, 2006 and are subject to provisional certification and additional financial and cash monitoring with respect to our disbursement of Title IV funds due to EDMC’s failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction. The letter of credit, provisional certification and financial and heightened cash monitoring will be in effect until at least March 2008 and is likely to continue beyond that date.

Return of Title IV Funds. Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. We have posted letters of credit for nine of our schools because independent audits indicated that they had exceeded federal thresholds for allowable number of late refunds during at least one of their two most recent fiscal years. Our 2007 annual financial aid compliance audits have not been completed, therefore the number of schools requiring a letter of credit may increase. We have instituted practices and procedures at recently acquired schools to expedite refunds of FFEL program funds, including payment of refunds by electronic fund transfers.

Administrative Capability Requirements. Regulations of the U.S. Department of Education specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations; have capable and sufficient personnel to administer the Title IV programs; have acceptable methods of defining and measuring the satisfactory academic progress of its students; provide financial aid counseling to its students; and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, the U.S. Department of Education may require the repayment of federal student financial aid funds; transfer the institution from the advance system of payment of Title IV program funds to the cash monitoring or reimbursement method of payment; place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

Restrictions on Operating Additional Schools. The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. All of our schools are currently provisionally certified due to the Transaction. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds. Our expansion plans are based, in part, on our ability to add additional locations and acquire schools that can be recertified. The U.S. Department of Education has informed us that it will not seek to impose growth restrictions on any of our schools as a result of the Transaction.

The “90/10 Rule.” Under a provision of the HEA commonly referred to as the “90/10 Rule,” an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year were derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For our schools that disbursed federal financial aid during fiscal 2007, the percentage of revenues derived from Title IV programs ranged from approximately 40% to 83%, with a weighted average of approximately 61%.

Restrictions on Payment of Bonuses, Commissions or Other Incentives. An institution participating in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 2003, the U.S. Department of Education published regulations to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that the U.S. Department of Education has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The new regulations do not establish clear criteria for compliance in all circumstances, and the Department has announced that it will no longer review and approve individual schools’ compensation plans prior to their implementation. Although we can not provide any assurances that the U.S. Department of Education will not find deficiencies in our compensation plans, we believe that our current compensation plans are in compliance with the HEA and the new regulations promulgated by the U.S. Department of Education.

State Authorization and Accreditation Agencies

Each of our U.S. schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education.

Each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U.S. Department of Education.

If a school does not meet its accreditation or state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure or institutional accreditation makes a school ineligible to participate in Title IV programs.

Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our schools also have requirements that may, in certain instances, limit our ability to open a new school, acquire an existing school, establish an additional location of an existing school, or add new educational programs.

Canadian Regulation and Financial Aid

Our Canadian schools are subject to regulation in the provinces in which they operate and in the provinces in which they recruit students. Depending on their province of residence, our Canadian students may receive loans under the federally funded Canada Student Loan Program and/or provincial funding from their province of residence. Canadian schools must meet eligibility standards to administer these programs and must comply with all relevant statutes, rules, regulations, and requirements. We believe our Canadian schools currently hold all necessary registrations, approvals, and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

The British Columbia government, through its Ministry of Advanced Education, regulates private career colleges through an arms length accreditation and registration body called the Private Career Training Institutions

Agency of British Columbia (“PCTIA”) and provides financial assistance to eligible students through the British Columbia Student Assistance Program (“BCSAP”). In Ontario, the government regulates private career colleges through the Ministry of Training Colleges and Universities and provides student assistance through the Ontario Student Assistance Program (“OSAP”). In both provinces, the student aid programs are substantially the same and include two main components a federal component under the Canada Student Loan Program, which is combined with a provincial portion and administered through the respective provincial OSAP or the BCSAP programs. In order to maintain the right to administer student assistance; our schools must abide by the rules, regulations, and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the respective OSAP/BCSAP Student Loans Plans.

Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the respective ministries as well as OSAP or BCSAP, as applicable, require evidence that the institution has continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the provincial governments and PCTIA (in the case of British Columbia) periodically revise their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial governments and/or PCTIA will agree with our interpretation of each requirement.

Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by OSAP or BCSAP, as the case may be. We believe we have complied with these requirements.

Employees

At June 30, 2007, we employed approximately 7,880 full time employees, of whom approximately 2,150 were faculty members, and approximately 1,680 part-time employees, of whom approximately 1,440 were faculty members. In addition, we also employed approximately 3,890 adjunct faculty members at June 30, 2007. Adjunct faculty members are employed on a term-to-term basis, while part-time faculty members work a regular part-time schedule.

Competition

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Many public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and both public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public and private institutions may have facilities and equipment superior to those in the proprietary sector, and can often offer lower effective tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

Seasonality in Results of Operations

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at The Art Institute schools has typically peaked in the fall (fiscal second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. Our first quarter is typically our lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs.

Availability of Reports

We make available financial information, news releases and other information on our Web site at www.edmc.com. Information contained on our Web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. There is a direct link from the Web site to our Securities and Exchange Commission filings, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Investors may also contact Investor Relations at 210 Sixth Avenue, 33 rd Floor, Pittsburgh, Pennsylvania 15222 or call (412) 562-0900 to obtain a hard copy of these reports without charge.

ITEM 1A.	RISK FACTORS

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

The following chart shows our level of indebtedness at June 30 (in millions).

2007
Revolving credit facility (1)	$90.0
Senior secured term loan facility, due 2013	1,176.1
Senior notes due 2014 at 8.75%	375.0
Senior subordinated notes due 2016 at 10.25%	385.0
Capital leases	2.3
Mortgage debt of consolidated entities	1.6

Total	$2,030.0

(1)	Upon the closing of the Transaction, we entered into a $300.0 million revolving credit facility with a six-year maturity. The amount drawn at June 30, 2007 was used to satisfy certain regulatory requirements and was repaid on July 2, 2007. As of June 30, 2007, we also had $92.0 in outstanding letters of credit, including a $87.9 million letter of credit issued to the U.S. Department of Education due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce the availability under our revolving credit facility.

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us to make payments on the notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will bear interest at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing the notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indentures governing the notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, under the senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our indebtedness under the senior secured credit facilities, as well as our unsecured indebtedness.

Opening additional new schools and growing our online student programs could be difficult for us.

We anticipate continuing to open new schools in the future. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources. When opening a new school, we are required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, a school has to be certified by the U.S. Department of Education. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management’s attention from our core school operating activities, could harm our business.

We anticipate significant future growth from online courses we offer to students. As of June 30, 2007, we offer fully online programs at The Art Institute Online, a division of The Art Institute of Pittsburgh, Argosy

University and South University. We plan to continue to roll out new online programs at these schools in the future. Further, the success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new online programs may not be accepted by students or the online education market.

The development of new programs and classes, both conventional and online, is subject to requirements and limitations imposed by the U.S. Department of Education, the state licensing agencies and the accrediting bodies. Such requirements and limitations may or may not be related to the Transaction. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies as a result of the Transaction may delay such expansion plans.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

In order to maintain and increase our revenues and margins, we must continue to attract new students in a cost-effective manner. Over the last several fiscal years, we have increased the amounts spent on marketing and advertising, and we anticipate this trend will continue. If we are unable to successfully advertise and market our schools and programs, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools to promote The Art Institutes. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students, current student and/or employer dissatisfaction with our program offerings and diminished access to high school campuses.

Failure to keep pace with changing market needs and technology could harm our student population.

The success of our schools depends to a large extent on the willingness of prospective employers to employ our students upon graduation. Our schools must keep current with changing technological needs and skills demanded by prospective employers. If we fail to respond to changes in industry requirements by offering new programs to our students or investing in new technology, it could have a material adverse effect on our ability to attract students.

Our success depends upon our ability to recruit and retain key personnel.

Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. We may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could cause our business to suffer.

We have experienced recent changes in our executive management. In June 2006, Robert T. McDowell retired as our Chief Financial Officer and J. William Brooks, formerly our President and Chief Operating Officer, resigned from the Company. Edward H. West was appointed our new Chief Financial Officer in June 2006. In February 2007, John R. McKernan, Jr., formerly our Chief Executive Officer, was appointed Executive Chairman and Todd S. Nelson was appointed our Chief Executive Officer and President.

Failure to obtain additional capital in the future could reduce our ability to grow.

We believe that funds from operations, cash, investments and borrowings under our revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the sellers’ willingness to provide financing for acquisitions, and the amount of cash flow from our operations. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Competitors with greater resources could harm our business.

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer online learning programs. Many public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public and private institutions may have instructional and support resources superior to those in the proprietary sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

Failure to effectively manage our growth could harm our business.

Our business has grown rapidly. Our continued rapid growth may place a strain on our management, operations, employees, or resources. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies, and our net income may be materially adversely affected.

Failure to integrate acquired schools could harm our business.

From time to time, we engage in evaluations of, and discussions with, possible acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. Additionally, we may not be able to successfully integrate any acquired schools into our operations profitably. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties, barriers or liabilities. Acquired schools may not enhance our business and, if we do not successfully address associated risks and uncertainties, may ultimately have a material adverse effect on our growth and ability to compete.

In the event we decide to acquire an institution, the U.S. Department of Education and most applicable state authorizing and accrediting agencies would consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of the U.S. Department of Education may result in the imposition of requirements for the posting of a letter of credit in favor of the U.S. Department of Education. It may also result in the imposition of limitations on the growth of the institution and could result in the temporary suspension of the institution’s participation in the federal student financial aid programs until the U.S. Department of Education issues a temporary certification document. State authorizing agencies and accrediting agencies may likewise impose restrictions or deny or delay approval of an acquisition. If we were unable to promptly reestablish the state authorization, accreditation or U.S. Department of Education certification of an institution we acquired, depending on the size of the acquisition, that failure could have a material adverse effect on our business.

We may be unable to operate one or more of our schools due to a natural disaster.

A number of our schools are located in Florida and elsewhere in the Southeastern United States. We also have a number of schools located in southern California. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations.

The Sponsors, acting collectively, have the right to control us and may have conflicts of interest with us or you in the future.

Investment funds associated with or designated by the Sponsors collectively own approximately 78.2% of our capital stock. While the Sponsors are not under common control, either directly or indirectly, were the Sponsors to act collectively they would have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. For example, the Sponsors could collectively cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to the senior subordinated notes or to sell assets.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors collectively continue to own, directly or indirectly, a significant amount of the outstanding shares of our common stock, the Sponsors will collectively continue to be able to strongly influence or effectively control our decisions.

Failure of our schools to comply with extensive regulations could result in financial penalties, restrictions on our operations, or loss of external financial aid funding for our students.

Approximately 70% of our net revenues in fiscal 2005, 2006 and 2007 were derived from federal student financial aid programs pursuant to Title IV of the Higher Education Act of 1965, as amended (“Title IV programs”). Our participation in the Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned by approvals granted by other agencies as well as subject to independent certification by the U.S. Department of Education. Each of our schools must also obtain and maintain approval to enroll students, offer instruction and grant credentials from the state oversight agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in the Title IV programs. Participation in the Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned on each school maintaining applicable state authorization. Our schools must also comply with the requirements of any loan guarantee agencies which guarantee certain federal student loans made to our schools’ students, the requirements of such state grant programs as may be available to our students, and the requirements of specialized accrediting agencies which oversee institutional quality in particular program areas. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs or substantially change existing programs, or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulations.”

If one of our schools were to violate or fail to meet any of these regulatory requirements, we could suffer financial penalty, limitations on our operating activities or termination of the school’s ability to grant degrees and certificates or the school’s eligibility to receive federal student financial aid funds on behalf of its students. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied or interpreted by a regulatory body, or whether each of our schools will be able to comply with all of the requirements in the future.

Congress may change the law or reduce funding for federal student financial aid programs, which could harm our student population and revenue.

Political and budgetary concerns can significantly affect the Title IV programs and other laws governing the federal student financial aid programs. The Title IV programs are made available pursuant to the provisions of the Higher Education Act of 1965, as amended (“HEA”), and the HEA must be reauthorized by the Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds to fund the Title IV programs. The last reauthorization of the HEA occurred in 1998. Reauthorization may result in numerous legislative changes, including funding reductions. Congress may also impose certain requirements upon the state or accrediting agencies respecting their approval of our schools. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

During the September 2007 budget reconciliation process, Congress passed legislation which, among other things, decreases private lender and guaranty agency yields for participation in the FFEL program, decreases student interest rates on Stafford loans and limits repayment obligations for students who receive loans pursuant to Title IV programs. The legislation has not been sent to the President for signature. In addition, Congress is considering legislation to address alternative, non-Title IV program loans as well as lender and educational institution relationships. We have not assessed what impact, if any, the pending legislation passed by Congress, if adopted as law, will have on our business.

If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education our schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy certain quantitative standards of financial responsibility on an annual basis, or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions and/or limitations on its participation in the federal student financial aid programs. As of June 30, 2007, we believe that all of our schools satisfied their required quantitative measures of financial responsibility; nine schools were required to post letters of credit for other reasons.

We were required by the U.S. Department of Education to post a $87.9 million letter of credit in October 2006 and are subject to provisional certification and additional financial and cash monitoring on our disbursements of Title IV funds due to EDMC’s failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV funds received by students at our schools during our most recent fiscal year. The U.S. Department of Education’s evaluation of our schools financial responsibility on the basis of EDMC’s consolidated financial statements may continue through future annual reviews, and result in continuation of the letter of credit, provisional certification, and financial and cash monitoring in future years. Any conditions and/or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and cash monitoring could adversely affect our net income and student population. Although the initial letter of credit will expire in March 2008, there can be no assurance that the letter of credit requirement will not be extended or that additional restrictions will not be imposed in the future, including an increase of the percentage or dollar amount of the letter of credit. Our inability to obtain a required letter of credit in the future could result in a loss of access to the student financial assistance programs which would adversely affect our net income and student population. At June 30, 2007, we have posted a total of $89.0 in letters of credit to the U.S. Department of Education.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. Certain of our schools have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for the Company or its institutions. Additionally, a school is ineligible to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these Title IV programs in any fiscal year. Though we believe our schools do not exceed the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one of our schools could have a material adverse effect on our student population and revenue.

Additionally, in the event of a bankruptcy filing by any of our schools, such schools would not be eligible to receive Title IV program funds, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult.

If our schools do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

A school that grants degrees, diplomas, or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the U.S. Department of Education also are required for an institution to participate in the federal student financial aid programs. The failure by one or more of our schools to maintain their state authorizations and accreditations could have a material adverse effect on our business.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

If we or one of our schools experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our schools, including limitations on our ability to open new campuses or initiate new educational programs. Such growth restrictions could have a material adverse impact on our student population and revenue and future growth plans.

Loss of or reductions in state grants and the availability of alternative loans for our students could negatively impact our revenues from students.

In fiscal 2007, approximately 3% of our net revenues were indirectly derived from state grant programs. State grant programs are generally subject to annual appropriation by the state legislature which may lead to the state eliminating or significantly decreasing the amount of state aid to students at our schools. The loss of access to these state grants by our students could have a material adverse effect on our business due to enrollment losses at our schools.

Federal, state and Canadian financial aid grants have not kept up with increases in the cost of living and the growth of tuition rates. As a result, an increasing number of our students who need additional funds to attend our schools rely on alternative loans to fund tuition payments. During fiscal 2007, alternative loans to students at our schools represented approximately 23% of our net revenue. The loans are credit-based, so not all potential students (and co-borrowers) satisfy the qualification standards. Third party lenders may impose terms on these loans which make them less attractive to our students or may impose additional restrictions on the availability of loans to our students or schools. Increasing interest rates and fees as well as the inability of some of our students to meet their repayment obligations may limit the use of alternative loans. The inability of our students to obtain alternative loans from third party lenders could have a material adverse effect on our business due to enrollment losses at our schools.

Failure to comply with extensive Canadian regulations could affect the ability of our schools in Canada to participate in Canadian financial aid programs.

Our schools located in British Columbia and Ontario derive a significant percentage of their revenue from Canadian governmental financial programs. These schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business and results of operations.

Additionally, the Canadian and various provincial governments continuously review the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not currently anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our business and results of operation.

If we fail to demonstrate “administrative capability” to the U.S. Department of Education, our business could suffer.

Regulations adopted by the U.S. Department of Education specify criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in the Title IV programs. These criteria require, among other things, that the institution:

•	comply with all applicable federal student financial aid regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	provide financial aid counseling to its students; and

•	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, the U.S. Department of Education may:

•	require the repayment of federal student financial aid funds;

•	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or “cash monitoring”;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If one or more of our schools loses or is limited in its access to, or is required to re-pay, federal student financial aid funds due to a failure to demonstrate administrative capability, our business could be materially adversely affected.

Government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us.

The post-secondary education industry is highly regulated. From time to time, we may be subject to program reviews, investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay material monetary damages or be subject to material fines, penalties, injunctions or other censure that could materially and adversely affect our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our schools collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. There can be no assurance that a breach, loss or theft of personal information will not occur. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2007, our schools were located in major metropolitan areas in 25 states and two Canadian provinces. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy University campuses, the Brown Mackie Colleges and South University schools are smaller and typically located in office or commercial buildings.

We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by the Brown Mackie College in Lenexa, Kansas. At June 30, 2007, we owned approximately 0.6 million square feet of real property and leased approximately 3.6 million square feet. Most of our leases have remaining terms ranging from less than one year to 10 years.

Many of our facility leases contain provisions prohibiting a change in control of the lessee or permitting the landlord to terminate the lease upon a change in control of the lessee. Based primarily upon our belief that (1) we maintain good relations with the substantial majority of our landlords, (2) most of our leases are at market rates and (3) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not, individually or in the aggregate, have a material adverse effect on our business or financial position.

ITEM 3.	LEGAL PROCEEDINGS

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. NEIA responded to the request for information in August 2007, and we intend to fully cooperate with the Attorney General’s office in connection with its investigation.

The Art Institute of Portland and our schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. We have responded to the requests for information and intend to fully cooperate with the Attorneys General in their investigations.

In addition to the matters described above, we are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our ownership interests. Education Management Holdings LLC, which is wholly owned by Education Management Corporation, owns all of our outstanding ownership interests. We have not paid dividends over the past two fiscal years and we do not expect to pay dividends in the foreseeable future. The agreements governing our indebtedness limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The Predecessor financial data contain information relating to Education Management Corporation prior to the consummation of the Transaction. The Successor financial data contain information relating to Education Management LLC after consummation of the Transaction. The selected historical consolidated balance sheet data at June 30, 2006 and 2007 and consolidated statement of operations data for the fiscal year ended June 30, 2005, the periods from July 1, 2005 through May 31, 2006 and June 1 through June 30, 2006, and the fiscal year ended June 30, 2007 have been derived from Education Management LLC’s and Education Management Corporation’s audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated statement of operations data for the years ended June 30, 2003 and 2004 and the consolidated balance sheet at June 30, 2003 and 2004 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

	Predecessor								Successor	Combined		Successor
	Years Ended June 30,						July 1, 2005 through May 31,		June 1 through June 30,	Combined Year Ended June 30,		Year Ended June 30,
	2003 (1)		2004 (2)		2005 (3)		2006		2006	2006 (4)		2007
	(dollars in millions)
Statement of Operations Data:
Net revenues	$640.0		$853.0		$1,019.3		$1,095.8		$74.4	$1,170.2		$1,363.7
Costs and expenses:
Educational services	417.5		546.1		640.4		649.8		64.7	714.5		801.6
General and administrative	125.3		167.0		203.8		273.3		26.0	299.3		314.5
Amortization of intangible assets	4.4		6.9		6.5		4.0		1.7	5.7		19.3

Total costs and expenses	547.2		720.0		850.7		927.1		92.4	1,019.5		1,135.3

Income (loss) before interest and income taxes	92.8		133.0		168.6		168.7		(18.0)	150.7		228.4
Interest (income) expense, net	1.3		2.5		(0.2)		(5.3)		14.1	8.8		169.1

Income (loss) before income taxes	91.5		130.5		168.8		174.0		(32.1)	141.9		59.3
Provision (benefit) for income taxes	35.2		53.5		67.2		73.6		(12.4)	61.2		27.1

Net income (loss)	$56.3		$77.0		$101.6		$100.4		$(19.7)	$80.7		$32.2

Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$89.0		$116.7		$172.0					$263.3		$250.7
Total assets	577.6		828.0		956.0					3,945.5		3,949.0
Total debt, including current portion	38.5		128.6		70.4					2,110.0		2,030.0
Total shareholders’ equity	427.8		528.7		666.0					1,282.8		1,311.1
Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$79.4		$166.3		$192.5		$301.7		$(22.4)	$279.3		$179.4
Investing activities	(108.4)		(239.9)		(98.1)		(56.4)		(3,534.1)	(3,590.5)		(110.8)
Financing activities	24.3		102.0		(39.0)		(43.2)		3,445.5	3,402.3		(80.8)
Effect of foreign exchange on cash	1.6		(0.6)		(0.2)		0.0		0.1	0.1		(0.4)
Other Data:
EBITDA (5)	$137.7		$188.3		$252.7		$231.6		$(10.6)	$221.0		$318.9
Capital expenditures (6)	80.8		82.3		74.9		57.9		7.7	65.6		96.1
Enrollment at beginning of fall quarter (7)	43,784		58,828		66,179		72,471			72,471		80,324
Campus locations (at period end)(8)	42		66		70		71		71	71		78
Ratio of earnings to fixed charges (9)	6.6	x	7.7	x	9.2	x	9.4	x		4.8	x	1.3	x

(1)	Fiscal 2003 results for Argosy University reflect a change in accounting estimate due to our evaluation and adjustment of the useful lives for our property and equipment to more closely reflect actual usage. The useful life adjustment decreased income before interest and taxes by $3.2 million.

(2)	South University and the Brown Mackie Colleges are included as of their respective acquisition dates during fiscal 2004.
(3)	Fiscal 2005 results include non-cash, pretax charges of approximately $4.2 million related to fixed asset impairments. Also, cumulative adjustments for lease accounting recorded in fiscal 2005 increased pretax expense by approximately $3.8 million.
(4)	Our combined results for the year ended June 30, 2006 (“fiscal 2006”) represent the sum of the Predecessor period results from July 1, 2005 through May 31, 2006 and the Successor period results from June 1, 2006 through June 30, 2006. This combination does not comply with generally accepted accounting principles (“GAAP”) or with the rules for unaudited pro forma presentation, but it is presented because we believe it provides the most meaningful comparison of our results. Fiscal 2006 results include $32.2 million in compensation costs resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”. In implementing SFAS No. 123R, we adopted the modified prospective method and, therefore, results of operations in prior fiscal periods were not restated. Additionally, fiscal 2006 includes $40.1 million of merger costs incurred as a result of the Transaction, including $30.2 million of accounting, placement, other financing, investment banking, legal and other professional fees and costs and $9.9 million of employee compensation and payroll taxes.
(5)	EBITDA, a measure to be used by management to measure operating performance, is defined as net income plus interest expense (income), net, taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical results of EDMC and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	Predecessor				Successor	Combined	Successor
	Years Ended June 30,			July 1, 2005 through May 31,	June 1 through June 30,	Year Ended June 30,	Year Ended June 30,
	2003	2004	2005	2006	2006	2006	2007
	(in millions)
Net income (loss)	$56.3	$77.0	$101.6	$100.4	$(19.7)	$80.7	$32.2
Interest (income) expense, net	1.3	2.5	(0.2)	(5.3)	14.1	8.8	169.1
Provision for income taxes	35.2	53.5	67.2	73.6	(12.4)	61.2	27.1
Depreciation and amortization, including amortization of intangible assets (a)	44.9	55.3	84.1	62.9	7.4	70.3	90.6

EBITDA	$137.7	$188.3	$252.7	$231.6	$(10.6)	$221.0	$318.9

(a)	Depreciation and amortization includes non-cash charges related to property and equipment impairments and write-offs. The year ended June 30, 2005 also include $19.5 million related to cumulative adjustments for changes in lease accounting.
(6)	Capital expenditures represent net cash paid for property and equipment, leasehold improvements, online curriculum development, software and other assets.
(7)	Represents the number of students enrolled in our schools as of the first week in October of the preceding calendar year. Excludes students enrolled at The National Center for Paralegal Training (“NCPT”), which has completed instruction for all programs. NCPT had 45 students enrolled at the beginning of the fall quarter of fiscal 2003 and no students at the beginning of the fall quarters of 2004.

(8)	Brown Mackie College-Dallas and Brown Mackie College-Fort Worth discontinued accepting new enrollments effective August 4, 2005 and the completion of instruction for all students at each school in June 2006. Upon completion of the instruction of students enrolled at August 4, 2005, each school closed. Brown Mackie College-Los Angeles, Brown Mackie College-Orange County, Brown Mackie College-San Diego and Brown Mackie College-Denver discontinued new enrollments in fiscal 2006. We established a degree site of Argosy University at each location which assumed the non-diploma Brown Mackie College class offerings. The Brown Mackie College location closed once current students completed their classes.
(9)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include interest expense, whether expensed or capitalized, amortization of debt issuance cost, and the portion of rental expense representative of the interest factor. During the period June 1 through June 30, 2006, the Successor’s fixed charges exceeded earnings (losses) by $16.1 million.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are among the largest providers of post-secondary education in North America, with more than 80,300 active students as of the fall of 2006. We offer education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of our four education systems. Our schools offer students a wide variety of programmatic and degree choices in a flexible learning environment. Our curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Education Management LLC is a wholly owned subsidiary of Education Management Holdings LLC, which is wholly owned by Education Management Corporation. On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). Although EDMC continued as the same legal entity, EDMC contributed substantially all of its assets and liabilities to Education Management LLC in connection with the Transaction.

Pursuant to the terms of the merger agreement, all outstanding shares of EDMC’s common stock were cancelled in exchange for $43.00 per share in cash paid by investment funds designated by the Sponsors. The Sponsors, together with certain other investors, became the owners of EDMC. The Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.

The largest component of our revenue is tuition collected from our students which is presented in the statements of operations after deducting refunds, scholarships and other adjustments. Net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials, reduced for student refunds and scholarships. We recognize revenue on a pro rata basis over the term of instruction or occupancy or when cash is received in the case of certain point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and the average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main determinants of our revenue are average student population and tuition rates. Factors impacting our average student population include the number of continuing students attending school at the beginning of a period and the number of new students entering school during such period. We believe that the size of our student population at our campuses is influenced by the number of graduating high school students, the attractiveness of our program offerings, the quality of the student experience, the effectiveness of our marketing efforts, changes in technology, the persistence of our students, the length of the education programs, our overall educational reputation and general economic conditions. We seek to grow our average student population through offering additional programs at existing schools and through establishing new school locations, whether through acquisition or new facility start-up. With regard to tuition rates, historically we have been able to pass along cost increases through increases in tuition. Average tuition rates increased by approximately 5.0% and 6.0% in fiscal 2007 and fiscal 2006, respectively.

The majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. For the last three completed fiscal years approximately 70% of our net revenues were indirectly derived from Title IV programs. Because of the dependence on government sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business.

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at the Art Institute schools has typically peaked in the fall (fiscal second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. Our first quarter is typically our lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs.

Educational services expense, the largest component of our operating expense, consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. Many of these items are relatively fixed in nature and are not subject to volatile input pricing. We anticipate these expenses to decrease as a percentage of revenue in the future due to continued leverage on our fixed cost base as our schools grow through the introduction of new programs at our existing schools and continued growth in the number of students taking classes online.

The second largest expense line item, general and administrative expense, consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control. With regard to the marketing component, we have seen a change in the way we market to and attract inquiries from prospective students as the Internet has become an increasingly important way of reaching students. Internet inquiries, which generally cost less than leads from traditional media sources like television and print, convert at a lower rate than traditional media sources.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.

	Predecessor		Successor	Combined (1)	Successor
	Year ended June 30, 2005	Period from July 1, 2005 through May 31, 2006	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through June 30, 2006	Year ended June 30, 2007
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	62.8%	59.3%	86.9%	61.1%	58.8%
General and administrative	20.0%	24.9%	34.9%	25.6%	23.1%
Amortization of intangible assets	0.6%	0.4%	2.3%	0.5%	1.4%

Total costs and expenses	83.4%	84.6%	124.1%	87.2%	83.3%

Income (loss) before interest and income taxes	16.6%	15.4%	(24.1%)	12.8%	16.7%
Interest (income) expense, net	0.0%	(0.5%)	18.9%	0.7%	12.4%

Income (loss) before income taxes	16.6%	15.9%	(43.0%)	12.1%	4.3%
Provision for (benefit from) income taxes	6.6%	6.7%	(16.7%)	5.2%	2.0%

Net income (loss)	10.0%	9.2%	(26.3%)	6.9%	2.3%

(1)	Our combined results for the fiscal year ended June 30, 2006 represent the sum of the Predecessor period results from July 1, 2005 through May 31, 2006 and the Successor period results from June 1, 2006 through June 30, 2006. This combination does not comply with GAAP or with the rules for unaudited pro forma presentation, but it is presented because we believe it provides the most meaningful comparison of our results.

Year Ended June 30, 2007 Compared with Combined Period from July 1, 2005 through June 30, 2006 (Fiscal 2006)

Net Revenues

Revenues for fiscal 2007 increased 16.5% to $1,363.7 million, compared to $1,170.2 million for the same period a year ago, primarily resulting from a 12.7% growth in average total student enrollment and an approximate 5.0% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. Average student enrollment for fiscal 2007 increased to approximately 77,200 students compared to approximately 68,500 students for the same period last year. We derived 91.2% of our net revenues from tuition and fees paid by, or on behalf of, our students in both fiscal 2007 and fiscal 2006.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased by 19.3% to $59.8 million in fiscal 2007 compared to $50.1 million in fiscal 2006 and revenues from bookstore sales (which includes supplies and other items) in fiscal 2007 grew by 14.7% to $46.1 million compared to $40.2 million in fiscal 2006.

Educational Services

Our educational services expense increased by $87.1 million, or 12.2%, to $801.6 million in fiscal 2007 from $714.5 million in fiscal 2006, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. As a percentage of net revenue, educational services expense decreased 228 basis points over the same period a year ago. During fiscal 2006, we incurred non-cash equity based compensation expense associated with SFAS No. 123R, which is a component of personnel costs, of $13.1 million, compared to no expense in fiscal year ended June 30, 2007. After adjusting for the effect of non-cash equity based compensation expense incurred in fiscal 2006, educational services expenses decreased 118 basis points as a percentage of net revenue in fiscal 2007. We experienced a reduction in personnel and facility expenses, including rent, of 62 basis points as a percentage of net revenue compared to fiscal 2006 despite continued investment in new campuses and online programs. Rent expense associated with schools during the fiscal year ended June 30, 2007 totaled $105.0 million, or 7.7% of net revenue, as compared to $90.3 million, or 7.7% of net revenue, in the same period a year ago. Depreciation and amortization included in education services expense decreased 22 basis points as a percentage of net revenues in fiscal 2007. Bad debt expense remained flat in fiscal 2007 compared to the prior year at 2.0% of net revenues. The remaining decrease of 34 basis points as a percentage of net revenue in fiscal 2007 compared to the same period a year ago was primarily driven by continued operating leverage on other costs, including non-facilities professional fees and services as well as supplies.

General and Administrative

General and administrative expense was $314.5 million for fiscal 2007, an increase of 5.1% from $299.3 million in fiscal 2006. As a percentage of net revenue, general and administrative expense decreased 252 basis points as compared to the same period a year ago. During fiscal 2006, we incurred non-cash equity based compensation expense associated with SFAS No. 123R, which is a component of personnel costs, of $19.1 million, compared to no expense in fiscal year ended June 30, 2007. We also incurred legal and professional fees related to the Transaction of $29.8 million. After adjusting for the effect of non-cash equity based compensation expense associated with SFAS No. 123R incurred in the prior year period as well as transaction-related costs, general and administrative expense increased 168 basis points as a percentage of net revenue compared to the same period a year ago. Continued investment in marketing and admissions personnel resulted in an increase of 114 basis points in personnel expenses as a percentage of net revenue as compared to the prior year. Additionally, higher investment in advertising drove an 81 basis point increase as compared to the prior year. Consulting and advisory expenses resulted in an increase of 47 basis points as a percentage of net revenue compared to prior year primarily due to the impact of incurring a full year of the $5.0 million in advisory fees payable to the Sponsors and Leeds Equity Partners, which commenced on June 1, 2006. These increases were partially offset by continued operating leverage on administrative personnel expenses, which contributed to a 92 basis point decrease as a percentage of net revenue compared to the prior year. The remaining decrease of 18 basis points as a percentage of net revenue compared to the prior year was primarily driven by continued operating leverage on other costs, including employee relations and other general and administrative expenses.

Amortization of Intangible Assets

Amortization of intangibles increased $13.6 million to $19.3 million in fiscal 2007, as compared to $5.7 million in fiscal 2006, due to the impact of the Transaction.

Income before Interest and Income Taxes

Income before interest and taxes (operating income) increased by $77.7 million to $228.4 million in fiscal 2007 from $150.7 million in the prior year. The corresponding margin increased approximately 387 basis points to 16.7% for the fiscal year as compared to 12.8% for the prior year due to the factors described above.

Interest Expense, Net

We incurred net interest expense for fiscal 2007 of $169.1 million compared to net interest expense of $8.8 million in fiscal year 2006, which included interest income of $7.8 million. The increase in net interest expense is due primarily to the debt incurred in connection with the Transaction and related amortization of financing costs.

Provision for Income Taxes

Income tax expense for the twelve months ended June 30, 2007 was $27.1 million as compared to $61.2 million for the same period a year ago. Our effective tax rate was 45.7% for the twelve months ended June 30, 2007 as compared to 43.1% for the same period a year ago. The increase in the effective rate for fiscal 2007 as compared to the prior fiscal year was primarily due to the impact of valuation allowances established against state deferred tax assets and deferred tax expense resulting from the elimination of a portion of the valuation allowance previously established against deferred tax assets associated with Canadian net operating loss carry forwards that were utilized during the year. The effective rates differed from the combined federal and state statutory rates primarily due to increases in valuation allowances against state deferred tax assets and expenses that are non-deductible for tax purposes.

Net Income

Net income decreased by $48.5 million to $32.2 million in fiscal 2006 from $80.7 million the year ago period due to the factors described above.

Combined Period from July 1, 2005 through June 30, 2006 (Fiscal 2006) Compared with Year Ended June 30, 2005

Net Revenues

Revenues for fiscal 2006 increased 14.8% to $1,170.2 million, compared to $1,019.3 million for the same period a year ago, primarily resulting from a 9.8% growth in average total student enrollment and an approximate 6.0% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. Average student enrollment for fiscal 2006 increased to 68,474 students compared to 62,384 students for the same period last year. We derived 91.2% and 90.6% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2006 and fiscal 2005, respectively.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased by 14.2% to $50.1 million in fiscal 2006 compared to $43.9 million in fiscal 2005 and revenues from bookstore sales (which include supplies and other items) in fiscal 2006 grew by 9.0% to $40.2 million.

Educational Services

Our educational services expense increased by $74.1 million, or 11.6%, to $714.5 million in fiscal 2006 from $640.4 million in fiscal 2005, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Educational services expense as a percentage of net revenue decreased approximately 170 basis points to 61.1% in fiscal 2006 from 62.8% in fiscal 2005. A cumulative lease accounting adjustment of $3.8 million that was recorded in March 2005 accounted for 30 basis points of this decrease and a reduction in fixed asset impairments and write-offs of $1.8 million from $2.7 million in fiscal 2005 to $0.9 million in fiscal 2006 contributed a 19 basis points reduction as a percentage of net revenue. Further, continued leverage on administrative personnel and facilities drove a 100 basis points improvement as a percentage of net revenue and supply store margins grew from 34.0 % in fiscal 2005 to 37.5 % in fiscal 2006 which drove improvement in supply store costs of 24 basis points as a percentage of net revenue. These decreases were primarily offset by the effect of non-cash share based compensation which increased by $13.1 million, or 110 basis points as a percentage of net revenue. Bad debt expense decreased 79 basis points as a percentage of net revenue compared to the prior year due to a continued strength in accounts receivable collections as well as increases in alternative loans received by our students which are used to pay tuition. These private loans are made to our students by financial institutions and are non-recourse to the institution. The use of these loans by our students results in the reduction of student receivable balances. Other components of educational services decreased as a percentage of net revenue, including supplies, travel and other operating expenses as a result of cost control efforts.

General and Administrative

General and administrative expense was $299.3 million for fiscal 2006, an increase of 46.9% from $203.8 million in fiscal 2005. The increase was primarily due to merger costs, compensation (including SFAS No. 123R expense), higher advertising, and telecommunications expenses. As a percentage of net revenue, general and administrative expense increased 560 basis points over fiscal 2005. The primary drivers of this increase were Transaction-related costs for legal and professional fees and severance payments of $37.9 million in fiscal 2006, or 320 basis points, and non-cash share-based compensation expense which was $19.1 million in fiscal 2006 compared to $1.2 million in fiscal 2005, an increase of 150 basis points. Additionally, we increased our investment in advertising by $27.6 million, an increase of 157 basis points. These increases were offset by a reduction in fixed asset impairments and write-offs from $1.4 million in fiscal 2005 to zero in fiscal 2006, which contributed to a 15 basis points reduction as a percentage of net revenue. The remaining decreases were driven by operating leverage on telecommunications, audit, travel and supplies costs.

Amortization of Intangible Assets

Amortization of intangibles decreased $0.8 million to $5.7 million in fiscal 2006, as compared to $6.5 million in fiscal 2005. The decrease was due to certain intangible assets becoming fully amortized in fiscal 2006, partially offset by higher amortization expense relating to the increase in the fair market value of intangible assets as a result of the Transaction.

Income before Interest and Income Taxes

Income before interest and taxes (operating income) decreased by $17.9 million to $150.7 million in fiscal 2006 from $168.6 million in the prior year period. The corresponding margin decreased approximately 375 basis points to 12.8% for the fiscal year as compared to 16.6% for the prior year due to the factors described above.

Interest Expense, Net

Interest expense for fiscal 2006 was $16.6 million, partially offset by interest income of $7.8 million, resulting in $8.8 million of net interest expense compared to net interest income of $0.2 million in fiscal year 2005. The increase in net interest expense was due primarily to the new debt incurred and amortization of financing costs related to the Transaction.

Provision for Income Taxes

Our effective tax rate was 43.1% for fiscal 2006, as compared to 39.8% for fiscal 2005. The change in the tax rate as compared to the prior year was primarily due to an increase in permanent items (specifically nondeductible costs incurred with respect to the Transaction) and valuation allowances that were recorded against deferred tax assets associated with state net operating loss carry forwards. It was determined that it is no longer “more likely than not” that these deferred tax assets will be realized as a result of anticipated state tax net operating losses arising from interest expense on acquisition-related debt.

The effective tax rate differed from the combined federal and state statutory rates due primarily to the valuation allowance related to the deferred tax assets arising from operating losses, expenses that are non-deductible for tax purposes, and the tax impact of the expensing of equity compensation pursuant to SFAS No. 123R.

Net Income

Net income decreased by $20.9 million to $80.7 million in fiscal 2006 from $101.6 million in the prior year period due to the factors described above.

Liquidity and Funds of Capital Resources

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations. Acquisitions have historically been financed through cash generated from operations as well as borrowing on our revolving credit facility. We believe that cash flow from operations, supplemented from time to time with borrowings under our $300.0 million revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Net working capital is calculated based on total current assets less total current liabilities. Advanced payments and amounts outstanding under our revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At June 30, 2007, our working capital deficit was approximately $42.7 million, compared to a working capital deficit of $34.1 million at June 30, 2006. The $8.6 million increase in the working capital deficit as compared to the same period a year ago is primarily a result of higher capital expenditures, business acquisitions and required payments of debt and interest during fiscal 2007, partially offset by higher cash flows from operations.

Operating cash flows

Cash provided by operating activities for the fiscal year ended June 30, 2007 was $179.4 million, a decrease of $99.9 million compared to the twelve month period ended June 30, 2006. Increased operating cash flows as compared to the prior year period was more than offset by an increase in net interest expense of $160.3 million related to the debt incurred in connection with the Transaction.

Days sales outstanding (DSO) in receivables was 19.5 days at June 30, 2007 compared to 18.1 days at June 30, 2006. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year. We calculate DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total net revenue for a quarter and dividing by the number of days in a quarter. In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans, which are non-recourse to us, may help bridge the funding gap created by tuition rates that rise faster than federally-guaranteed student loans.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

Investing cash flows

Capital expenditures were $96.1 million, or 7.0% of net revenue for the year ended June 30, 2007, compared to $65.6 million, or 5.6% of net revenue for the same period a year ago. The increase of capital expenditures as a percentage of net revenue was primarily due to the fact we invested both in new facilities and in the expansion of existing facilities during the year. We typically conduct a significant portion of our capital purchases in the months leading up to the start of an academic quarter. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing cash flows

Borrowings under our $300.0 million revolving credit facility are available to satisfy certain year-end regulatory financial ratios, finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. We borrowed $90.0 million and $160.0 million on the revolving credit facility at June 30, 2007 and June 30, 2006, respectively, in order to satisfy year-end regulatory financial ratios. All borrowings were repaid on the first business day of the next fiscal year from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2007 or fiscal 2006.

We have issued letters of credit to the U.S. Department of Education for approximately $89.0 million, including a $87.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduced our availability to borrow funds under the revolving credit facility. Including the letters of credit issued to the U.S. Department of Education, $92.0 million of letters of credit were outstanding at June 30, 2007.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At June 30, 2007, we had $2,030.0 million in aggregate indebtedness outstanding, including short-term debt under the revolving credit facility, with additional borrowing capacity of $118.0 million under our revolving credit facility after giving effect to outstanding letters of credit. We expect our cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

Contractual obligations

The following table describes our commitments at June 30, 2007 under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by fiscal year
		2008	2009-2010	2011-2012	Thereafter
Revolving credit facility (1)	$90,000	$90,000	$—	$—	$—
Term loan (2)	1,176,113	37,094	23,700	20,738	1,094,581
Senior notes (3)	375,000	—	—	—	375,000
Senior subordinated notes (4)	385,000	—	—	—	385,000
Mortgage debt of consolidated entities (5)	1,622	194	436	508	484
Capital leases	2,244	833	1,337	74	—

Total short-term and long-term debt	2,029,979	128,121	25,473	21,320	1,855,065
Interest payments (6)	1,111,962	182,294	317,837	293,529	318,302
Operating leases (7)	672,976	110,007	171,996	134,375	256,598
Unconditional purchase obligations (8)	13,539	13,539	—	—	—
Total commitments	3,828,456	433,961	515,306	449,224	2,429,965

(1)	Loans on our revolving facility, if any, mature on June 1, 2012. As the $90.0 million of borrowing outstanding under our revolving credit facility was repaid on July 2, 2007, we have included it in the table above as a 2008 repayment.
(2)	Our term loan under the senior credit facility matures on June 1, 2013.
(3)	Our senior notes are due June 1, 2014.
(4)	Our senior subordinated notes are due June 1, 2016.
(5)	Our mortgage debt of consolidated entities matures on January 2, 2014.
(6)	Interest payments are based on either the fixed rate or the variable rate as of June 30, 2007 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.
(7)	Our operating lease obligations extend through 2020.
(8)	We have various contractual obligations that extend through 2014 for services.

Contingencies

In June 2007, NEIA received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. NEIA responded to the request for information in August 2007, and we intend to fully cooperate with the Attorney General’s office in connection with its investigation.

The Art Institute of Portland and our schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. We have responded to the requests for information and intend to fully cooperate with the Attorneys General in their investigations.

In addition to the matters described above, we are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Indebtedness

As of June 30, 2007, we have $2,030.0 million in aggregate indebtedness outstanding, with $128.1 million included in short-term liabilities. We also have an additional $118.0 million of borrowing capacity available under our revolving credit facility, after giving effect to outstanding letters of credit. Our liquidity requirements are significant and include debt service and capital expenditures, as further described in the sections below.

Senior Secured Credit Facilities

Overview. Our senior secured credit facilities consist of a $1,185.0 million term loan facility and a $300.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swing line loans.

Interest Rate and Fees. Borrowings under the senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of (x) the prime rate as published in The Wall Street Journal or (y) the federal funds rate plus  1/2 of 1.0%. The initial applicable margin for borrowings under the revolving credit facility was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings and, under the term loan facility, 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the senior secured credit facilities has been reduced subject to our attainment of certain leverage ratios, as discussed below.

On February 13, 2007 we amended and restated our $1,185.0 million senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin spread of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term loan facility also includes a provision that requires us to pay a premium equal to 1% of the outstanding loan balance in connection with any future amendment that results in an additional margin reduction prior to February 13, 2008. The amendment and restatement of the senior secured term loan facility was accounted for under Emerging Issues Task Force 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in which the old and new debt agreements were not considered “substantially different”.

The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of our leverage ratio falling below 5.5 to 1.0 as of March 31, 2007. The interest rate, including applicable margin, on the senior secured term loan facility was 7.125% at June 30, 2007.

We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. On June 6, 2006, we entered into two five-year interest rate swap agreements, for a total notional amount of $750 million, in order to hedge a portion of our exposure to variable interest payments associated with the senior secured credit facilities. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced to 0.375% subject to our attaining certain leverage ratios. We must also pay customary letter of credit fees.

Payments. We are required to pay installments on the loans under the term loan facility in quarterly principal amounts equal to 0.25% of their initial total funded principal amount calculated as of the closing date through April 1, 2013, with the remaining amount payable on June 1, 2013.

We are required to make additional principal payments beginning in the first fiscal quarter of 2008 based on excess cash flow generated for the preceding fiscal year, as defined in the senior secured term loan agreement. This mandatory prepayment will be $22.3 million in the first quarter of fiscal 2008 relating to cash generated during the year ended June 30, 2007. This amount has been included in current liabilities on our June 30, 2007 balance sheet. We cannot estimate the additional principal amounts, if any, we may be required to pay after fiscal 2008.

Principal amounts outstanding under the revolving credit facility are due and payable in full on June 1, 2012.

Certain Covenants and Events of Default. The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans or advances;

•	make capital expenditures;

•	repay subordinated indebtedness (including the senior subordinated notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	enter into certain restrictive agreements;

•	amend agreements governing our subordinated indebtedness (including the senior subordinated notes) and our constitutive documents;

•	change the nature of our business; and

•	change the status of Education Management Holdings LLC as a passive holding company.

In addition, the senior secured credit agreement requires us to maintain the following financial covenants:

•	a maximum total leverage ratio; and

•	a minimum interest coverage ratio.

The senior secured credit agreement also contains certain customary affirmative covenants and events of default. The agreement also has a cross-default provision to debt with a principal amount of greater than $50 million, which would cause the term loan to be prepaid or redeemed.

Senior Notes and Senior Subordinated Notes

We issued $375.0 million 8.75% senior notes and $385.0 million 10.25% senior subordinated notes on June 1, 2006. The senior notes mature on June 1, 2014 and the senior subordinated notes mature on June 1, 2016. The indentures governing the senior notes and senior subordinated notes limit our (and most or all of our subsidiaries’) ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to meeting certain qualifications, the indentures governing the senior notes and senior subordinated notes will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. The senior notes include a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the senior notes to be prepaid or redeemed.

Covenant Compliance

Under the senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes and senior subordinated notes and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures governing the senior notes and senior subordinated notes and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures governing the senior notes and senior subordinated notes. Additionally, under our senior secured credit facilities and the indentures governing the senior notes and senior subordinated notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior credit facilities and the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements, and the calculation of the fixed charge coverage ratio, net debt and net debt to Adjusted EBITDA ratio under the indentures governing the senior notes and senior subordinated notes. The terms and related calculations are defined in the indentures governing the senior notes and senior subordinated notes (in millions).

For the year ended June 30, 2007

Net income	$32.2
Interest expense, net	169.1
Provision for income taxes	27.1
Depreciation and amortization (1)	90.5

EBITDA	318.9

Reversal of impact of unfavorable lease liabilities (2)	(1.7)
Advisory and transaction costs (3)	5.5
Severance and relocation	3.9
Capital taxes	0.5

Adjusted EBITDA—Covenant Compliance	$327.1

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments.
(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.
(3)	Represents $5.0 million of advisory fees incurred under a management advisory agreement with the Sponsors and Leeds Equity Partners along with legal and professional services costs as a result of the Transaction.

Our covenant requirements and actual ratios for the year ended June 30, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	1.94x
Maximum consolidated total debt to Adjusted EBITDA	8.00x	5.44x

Regulations

U.S. Department of Education regulations require Title IV program funds received by our schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted funds until they are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected our ability to fund daily operations.

Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. Such composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on our eligibility to participate in Title IV programs.

Regulations promulgated under the HEA also require all proprietary education institutions to comply with the 90/10 Rule, which prohibits participating schools from deriving 90% or more of total revenue from Title IV programs in any year. An institution that violates the 90/10 Rule becomes immediately ineligible to participate in the Title IV programs, and may not reapply for eligibility until the following fiscal year.

Use of Estimates and Critical Accounting Policies

General

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements that affect the reported amounts of assets, liabilities, net revenues and expenses during the reporting period. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the condensed consolidated financial statements appearing elsewhere in this Form 10-K.

Our management makes judgments and estimates on an ongoing basis that include, but are not limited to, revenue recognition, allowance for doubtful accounts, valuations of goodwill and indefinite-lived intangible assets, valuations of acquired finite-lived intangible assets and loss contingencies. Further description of how these estimates are developed is provided below.

We believe that the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Purchase Accounting

As previously discussed, the Transaction was completed on June 1, 2006 and was financed by a combination of equity invested by the Sponsors and other investors, borrowings under our senior secured credit facility, the issuance of senior notes due 2014 and senior subordinated notes due 2016 and EDMC’s cash on hand. These funds, net of proceeds from the exercise of outstanding stock options, were used to purchase all EDMC’s shares of common stock that were issued and outstanding immediately prior to the completion of the Transaction. The purchase price included the $3.4 billion purchase of the outstanding common stock and settlement of stock options outstanding, and transaction costs of $105.0 million, of which $59.6 million was allocated to the cost of issuing debt and $45.4 million was included in the overall purchase price. Under business combination accounting, the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values established by an independent appraisal firm as of June 1, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon valuation data at the date of the Transaction and the estimates and the assumptions are no longer subject to change. Refinements were made during the allocation period, which were not material.

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However,

Argosy University and Brown Mackie College and to a lesser degree South University and certain Art Institutes have educational programs with starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. Our accounts receivable balances at each balance sheet date consist of amounts related to revenue from current or former students for classes which have occurred or prior periods of occupancy in our housing facilities for which payment has not been received; or obligations of current students for tuition, housing and other items related to academic terms in progress for which payment has not been received.

We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection in consideration of our historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historical collections, an adjustment would be required to our allowance. Historically, however, the allowance for doubtful accounts has been within our estimate of uncollectible accounts.

Leases

We lease most of our administrative and educational facilities under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended. Our lease agreements typically contain tenant improvement allowances and rent holidays. Tenant improvement allowances are recorded as a leasehold improvement asset (which is included in Property and Equipment, net) when the leasehold asset is placed in service and both the tenant improvement asset and related deferred rent liability are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. For leases that contain a rent holiday, total rent payments are recognized straight-line over the entire lease term. Lease agreements sometimes contain quantifiable rent escalation clauses, which are accounted for on a straight-line basis over the life of the lease. Our lease terms generally range from one to ten years with one or more renewal options. For leases with renewal options, we record rent expense on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, we record rent expense over the new term. Rent is expensed as we gain “possession and/or control” over the new space regardless of whether the facility is substantially complete or whether a build out occurs because rent capitalization during construction ceased on January 1, 2006 due to updated accounting rules. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

Long-Lived Assets

Property and equipment are recorded at their estimated cost less accumulated depreciation. The remaining estimated useful lives of property and equipment existing at the time of the Transaction were reevaluated on a prospective basis using the fair values determined by an independent third party appraiser. These remaining useful lives ranged from one year to 20 years across all asset classes with the exception of buildings, whose useful lives ranged from 15 to 40 years.

Our depreciation policies for assets acquired after the Transaction are as follows:

•	Buildings are depreciated over the estimated useful life of 30 years using the straight-line method.

•

Leasehold improvement and capitalized lease costs are amortized over the shorter of the original lease term, exclusive of any renewal periods, or their estimated useful lives, which is generally seven to 15 years.

•	The remainder of our property and equipment is depreciated over estimated useful lives ranging from three to seven years using the straight-line method.

Accelerated depreciation methods are generally used for income tax purposes. We evaluate the recoverability of property and equipment with finite lives whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

We account for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate the recoverability of goodwill and other indefinite-lived intangible assets attributable to each reporting unit at least annually and additionally when potential impairment indicators exist, as required under SFAS No. 142. Management reviews amortizable intangible assets for impairment when indicators of impairment exist, as defined by SFAS No. 144. Management’s judgment is used to determine the financial projections used to assess the fair value of each reporting unit, which if greater than the carrying value would indicate the intangible asset is not impaired. In the period in which the carrying value exceeds the fair value, the resulting impairment is recorded as an operating expense in the statement of operations.

We evaluate the recoverability of property and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Changes in circumstances may include economic conditions or operating performance. When impairment indicators arise from changing conditions, we perform an evaluation based upon assumptions about the estimated future cash flows. If the projected undiscounted future cash flows are less than the carrying value, we determine the fair value of the asset based upon a discounted cash flow model or a third-party valuation. When utilizing a discounted cash flow model to determine fair value, if the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. See Note 2 to the accompanying audited consolidated financial statements for additional information regarding the estimates for useful lives and fair market values of as a result of business combination accounting.

Capitalization of Internally Developed Software Costs

Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal use software development project. We capitalize our online curriculum development costs under this standard.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

At June 30, 2007, we had state net operating loss carry forwards of approximately $89.5 million available to offset future taxable income and a related deferred tax asset of $6.2 million. The carry forwards expire at varying dates beginning in fiscal 2008 through fiscal 2026. We have determined that it is currently “more likely than not” that the deferred tax assets associated with $84.7 million of our state net operating loss carry forwards will not be realized. As a result, we have established a valuation allowance equal to the gross deferred tax asset balance of $6.1 million related to these net operating loss carry forwards. In addition, certain of our state net operating losses may be subject to annual limitation due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of these state net operating loss carry forwards before they can be utilized.

At June 30, 2007, we had Canadian net operating loss carry forwards of approximately $23.9 million available to offset future taxable income and a related deferred tax asset of $7.8 million. The carry forwards expire at varying dates beginning in fiscal 2009 through fiscal 2016. The significant increase over the balance at June 30, 2006 was due to a return-to-provision adjustment related to the write-down of the assets of the Canadian operations to fair market value as a result of the Transaction. At June 30, 2007, we had additional Canadian deferred tax assets of $0.6 million related to temporary items. We have determined that it is currently “more likely than not” that the deferred tax assets related to our Canadian net operating losses and temporary items will not be realized. As a result, we have established a valuation allowance equal to the gross deferred tax assets. Under SFAS No. 109, as a result of the purchase accounting associated with the Transaction, the release of the valuation allowance against the Canadian deferred tax assets upon utilization of those deferred tax assets will reduce goodwill and correspondingly increase the deferred tax provision.

Accrued Health Insurance and Incentive Compensation

We are self-insured for health care benefits provided to our employees, requiring us to exercise significant judgment to record the estimated liability. We record an accrual for known claims and an estimate for incurred but not yet reported claims based upon information received from third parties, including professional actuaries.

We maintain cash bonus programs for some of our employees. The expense for these bonus plans is based upon our financial performance as well as other factors. All payments under these bonus plans either are subject to our Board of Directors’ approval or approval by senior management.

Share-Based Payment

Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective transition method; therefore, we have not restated results for prior periods. Under this transition method, stock-based compensation expense for the combined fiscal year ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards, which include stock options and restricted stock units, granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. During the period from July 1, 2005 through May 31, 2006, we recognized these compensation costs on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term. Prior to the adoption of SFAS No. 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

As a result of the Transaction, the vesting restrictions on all stock options and shares of restricted stock were removed. We accelerated the recognition of compensation expense under SFAS No. 123R to fully recognize the remaining compensation costs in the consolidated statement of operations on all equity instruments.

In August 2006, EDMC’s board of directors approved the 2006 Stock Option Plan for executive management and key personnel. During fiscal 2007, approximately 1.8 million options were granted under this plan. As EDMC’s shares are no longer publicly traded as a result of the Transaction, under SFAS No. 123R compensation expense related to these grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, we have not recognized compensation expense related to any of the fiscal 2007 grants during the year ended June 30, 2007.

We use the Black-Scholes option pricing model to determine the fair value of time-based stock options at the grant date. In order to value performance- and market-based options, we use a Monte Carlo simulation model based on the assumptions used in the time-based options’ Black-Scholes model. Various inputs are utilized in the models, such as:

•	Stock price on measurement date,

•	Exercise price defined in the award,

•	Expected dividend yield based on historical trend of dividend payments,

•	Risk-free interest rate based on a zero-coupon treasury bond rate,

•	Expected term based on historical grant and exercise behavior, and

•	Expected volatility based on historical grant and implied stock price volatility of our stock and public peer group stock

These factors can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 12 to the accompanying audited consolidated financial statements for a further discussion on share-based compensation.

New Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for our fiscal year beginning July 1, 2007. We are in the process of evaluating the potential impact of FIN 48.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning July 1, 2007. We are in the process of evaluating the potential impact of SFAS No. 157, if any.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates. We typically do not utilize forward or option contracts on foreign currencies or commodities. We are subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. We do not believe we are subject to material risks from reasonably possible near-term change in exchange rates.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount we would pay to terminate the agreements. We do not use derivative instruments for trading or speculative purposes. The fair value and carrying amounts of our long-term debt are approximately equivalent.

At June 30, 2007, we had total long term debt obligations of $1,940.0 million, including $1,176.0 million in variable rate debt. Throughout 2007, $750.0 million of the variable rate debt was hedged pursuant to interest rate swap agreements. At June 30, 2007, our weighted average interest rate was 8.13% on total outstanding debt. A hypothetical change of 1.25% in interest rates from June 30, 2007 levels would have increased or decreased interest expense by approximately $5.4 million for the variable-rate debt in fiscal 2007.

On June 6, 2006 we entered into two five-year interest rate swap agreements which fixed the interest rate for $750.0 million of our variable rate debt starting in July 2006. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. The swap agreements expire on July 1, 2011. In fiscal 2007, we had variable rate debt of $426.0 million that was subject to market rate risk, as our interest payments fluctuated as the underlying interest rates changed as a result of market changes. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset in the consolidated balance sheet at fair value, net of tax. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For the period ended June 30, 2007, we recorded an unrealized after-tax loss of $3.5 million in other comprehensive income (loss) related to the change in market value on the swap agreements. The loss balance of $1.1 million at June 30, 2007 related to the swaps may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the senior secured credit facility is extinguished or if the swap agreements are terminated prior to maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Education Management LLC

We have audited the accompanying consolidated balance sheets of Education Management LLC (the Company) as of June 30, 2007 and 2006 and the consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2007 and the period from June 1, 2006 to June 30, 2006, and the consolidated statements of operations, shareholders’ equity, and cash flows of Education Management Corporation and Subsidiaries (Predecessor) for the period from July 1, 2005 to May 31, 2006 and for the year ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management LLC at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year ended June 30, 2007 and the period from June 1, 2006 to June 30, 2006, and the results of Education Management Corporation and Subsidiaries operations and their cash flows for the period from July 1, 2005 to May 31, 2006, and for the year ended June 30, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, the Predecessor adopted Financial Accounting Standards Board Statement 123(R), “Share Based Payment”, during the period ended May 31, 2006.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

September 18, 2007

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$250,723	$263,296
Restricted cash	10,308	10,036

Total cash, cash equivalents and restricted cash	261,031	273,332

Receivables, net of allowances of $38,002 and $35,392	69,940	50,404
Notes, advances and other	8,687	7,828
Inventories	6,969	6,169
Deferred income taxes	15,320	23,645
Prepaid income taxes	—	26,635
Other current assets	26,421	15,190

Total current assets	388,368	403,203

Property and equipment, net	416,394	376,136
Other long-term assets	68,625	80,691
Intangible assets, net	499,567	517,383
Goodwill	2,576,055	2,568,034

Total assets	$3,949,009	$3,945,447

Liabilities and members’ equity
Current liabilities:
Current portion of long-term debt	$38,121	$12,795
Revolver	90,000	160,000
Accounts payable	50,419	41,522
Accrued liabilities	112,792	75,948
Accrued income taxes	9,430	—
Unearned tuition	51,952	36,641
Advance payments	78,337	110,390

Total current liabilities	431,051	437,296

Long-term debt, less current portion	1,901,858	1,937,170
Deferred income taxes	216,276	220,402
Deferred rent	80,166	61,051
Other long-term liabilities	8,585	6,769
Members’ equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000
Accumulated earnings (deficit)	12,534	(19,659)
Accumulated other comprehensive income (loss)	(1,461)	2,418

Total members’ equity	1,311,073	1,282,759

Total liabilities and members’ equity	$3,949,009	$3,945,447

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor	Successor	Predecessor	Predecessor
	For the fiscal year ended June 30, 2007	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through May 31, 2006	For the fiscal year ended June 30, 2005
Net revenues	$1,363,690	$74,397	$1,095,763	$1,019,338
Costs and expenses:
Educational services	801,554	64,683	649,839	640,445
General and administrative	314,455	25,967	273,305	203,813
Amortization of intangible assets	19,307	1,709	3,960	6,492

Total costs and expenses	1,135,316	92,359	927,104	850,750

Income (loss) before interest and income taxes	228,374	(17,962)	168,659	168,588
Interest expense (income), net	169,053	14,106	(5,350)	(220)

Income (loss) before income taxes	59,321	(32,068)	174,009	168,808
Provision for (benefit from) income taxes	27,128	(12,409)	73,603	67,234

Net income (loss)	$32,193	$(19,659)	$100,406	$101,574

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor	Successor	Predecessor	Predecessor
	For the fiscal year ended June 30, 2007	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through May 31, 2006	For the fiscal year ended June 30, 2005
Cash flows provided by operating activities:
Net income (loss)	$32,193	$(19,659)	$100,406	$101,574
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	71,258	5,676	58,936	58,166
Reimbursements for tenant improvements	6,568	—	1,353	14,629
Amortization of intangibles	19,307	1,709	3,960	6,492
Amortization of debt issuance costs	7,662	—	—	—
Non-cash adjustments to deferred rent	(898)	(407)	(2,127)	3,129
Excess tax benefits from share based payments	—	—	(5,462)	—
Stock-based compensation expense	—	—	32,219	1,044
Deferred income taxes	2,868	1,199	(8,423)	424
Changes in current assets and liabilities:
Restricted cash	(272)	(5,293)	149	1,522
Receivables	(18,965)	14,675	(12,993)	(5,703)
Inventories	(784)	(363)	(182)	(545)
Other assets	1,622	(3,589)	(3,008)	(1,826)
Accounts payable	4,856	(1,533)	8,782	2,117
Accrued liabilities	72,338	(26,965)	77,286	(1,611)
Unearned tuition	14,060	(52,348)	59,440	8,927
Advance payments	(32,403)	64,539	(8,672)	4,158

Total adjustments	147,217	(2,700)	201,258	90,923

Net cash flows provided by (used in) operating activities	179,410	(22,359)	301,664	192,497

Cash flows used in investing activities:
Acquisition of Predecessor, net of cash acquired	—	(3,526,171)	—	—
Acquisition of subsidiaries, net of cash acquired	(8,543)	—	(1,333)	(12,298)
Expenditures for property, equipment & curriculum development	(96,057)	(7,664)	(57,932)	(74,883)
Reimbursements for tenant improvements	(6,568)	—	(1,353)	(14,629)
Investment in marketable securities	(344,885)	—	(832,221)	(266,195)
Redemption of marketable securities	344,885	—	832,221	266,195
Other items, net	387	(233)	4,203	3,711

Net cash flows used in investing activities	(110,781)	(3,534,068)	(56,415)	(98,099)

Cash flows used in financing activities:
Borrowings under revolving credit facility	90,000	210,000	—	72,500
Payments on revolving credit facility	(160,000)	(50,000)	(62,000)	(135,600)
Payments of debt	(9,986)	(91)	(3,603)	2,935
Excess tax benefits from share based payments	—	—	5,462	—
Debt issuance costs	(833)	(59,574)	—	—
Borrowings for the acquisition of Predecessor	—	1,945,000	—	—
Capital contribution from Education Management Holdings LLC	—	1,300,000	—	—
Net proceeds received from stock option and award plans	—	100,186	16,450	21,169
Other	—	—	530	—

Net cash flows (used in) provided by financing activities	(80,819)	3,445,521	(43,161)	(38,996)
Effect of exchange rate changes on cash and cash equivalents	(383)	124	16	(156)
Net change in cash and cash equivalents	(12,573)	(110,782)	202,104	55,246
Cash and cash equivalents, beginning of year	263,296	374,078	171,974	116,728

Cash and cash equivalents, end of year	$250,723	$263,296	$374,078	$171,974

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

	Successor	Successor	Predecessor	Predecessor
	For the fiscal year ended June 30, 2007	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through May 31, 2006	For the fiscal year ended June 30, 2005
Cash paid (received) during the period for:
Interest (including swap settlement)	$152,963	$175	$674	$1,108
Income taxes, net of refunds	(19,371)	1,001	41,037	80,182
Noncash investing and financing activities:
Expenditures in accounts payable and accrued liabilities at end of period for property and equipment	$21,279	$10,772	$8,165	$6,310
Tax benefit for options exercised	—	—	5,462	10,441
Proceeds from stock option and award plans:
Issuance of shares and stock options exercised	$—	$100,186	$21,912	$31,610
Excess tax benefit for options exercised	—	—	(5,462)	(10,441)

Total proceeds from stock option and award plans	—	100,186	16,450	21,169

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Common Stock at Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) (a)	Total
Predecessor
Balance, June 30, 2004	$735	$296,038	$(1,495)	$230,382	$3,027	$528,687
Comprehensive income:
Net income	—	—	—	101,574	—	101,574
Foreign currency translation	—	—	—	—	3,095	3,095

Comprehensive income						104,669

Shares exchanged under stock based plan	—	—	(296)	—	—	(296)
Issuance of restricted stock	1	1,044	—	—	—	1,045
Exercise of stock options	15	18,779	—	—	—	18,794
Tax effect on stock option exercises		10,441	—	—	—	10,441
Stock issued under employee stock purchase plan	—	2,670	—	—	—	2,670

Balance, June 30, 2005	751	328,972	(1,791)	331,956	6,122	666,010
Comprehensive income:
Net income	—	—	—	100,406	—	100,406
Foreign currency translation	—	—	—	—	2,348	2,348

Comprehensive income						102,754

Shares exchanged under stock based plan	—	—	(351)	—	—	(351)
Issuance of restricted stock	—	942	—	—	—	942
Restricted stock expense	—	17,176	—	—	—	17,176
Stock option expense	—	14,080	—	—	—	14,080
Exercise of stock options	8	15,338	—	—	—	15,346
Tax effect on stock compensation	—	5,463	—	—	—	5,463
Stock issued under employee stock purchase plan	1	1,985	—	—	—	1,986

Balance, May 31, 2006	$760	$383,956	$(2,142)	$432,362	$8,470	$823,406

Successor
Capital contribution from Education Management Holdings LLC	$—	$1,300,000	$—	$—	$—	$1,300,000
Comprehensive loss:
Net loss	—	—	—	(19,659)	—	(19,659)
Foreign currency translation	—	—	—	—	(66)	(66)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	2,484	2,484

Comprehensive loss						(17,241)

Balance, June 30, 2006	—	1,300,000	—	(19,659)	2,418	1,282,759

Comprehensive income:
Net income	—	—	—	32,193	—	32,193
Foreign currency translation	—	—	—	—	(334)	(334)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(3,545)	(3,545)

Comprehensive income						28,314

Balance, June 30, 2007	$—	$1,300,000	$—	$12,534	$(1,461)	$1,311,073

(a)	The balance in accumulated other comprehensive income (loss) at June 30, 2007 is comprised of $0.4 million of cumulative foreign currency translation losses and $1.1 million of unrealized net losses on interest rate swaps.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION	OF BUSINESS, GOVERNANCE AND CHANGE IN OWNERSHIP

Description of Business

Education Management LLC and its subsidiaries (the Company or the Successor) is among the largest providers of postsecondary education in North America, with more than 80,300 active students as of the fall of 2006. The Company offers education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Change in Ownership

The Company is a wholly-owned subsidiary of Education Management Holdings LLC (Holdings), which is wholly-owned by Education Management Corporation (EDMC or the Predecessor). On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners and Goldman Sachs Capital Partners (together, the Sponsors). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the Transaction). Although EDMC continued as the same legal entity after the Transaction, EDMC contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

Pursuant to the terms of the merger agreement, all outstanding shares of EDMC’s common stock were cancelled in exchange for $43.00 per share in cash. The Sponsors, together with certain other investors, became the owners of EDMC. The Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. See Note 3. The accompanying consolidated balance sheets and consolidated statements of operations, cash flows and shareholders’ equity are presented for the Predecessor and Successor periods, which relate to the periods preceding the Transaction (July 1, 2004 through May 31, 2006) and the period after completion of the Transaction (June 1, 2006 through June 30, 2007), respectively. Accordingly, the Predecessor periods included in the consolidated financial statements relate to EDMC.

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by the Company and the issuance by the Company and Education Management Finance Corp. (a wholly-owned subsidiary of the Company) of senior notes due 2014 and senior subordinated notes due 2016.

Government Regulations

Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act (HEA) and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students that attend the Company’s schools participate in federal and state financial aid and assistance programs.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and a controlled entity. All significant inter-company transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. Certain prior year balances have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, management believes that its estimates are reasonable.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which, based upon the scheduled maturities, approximates market value.

Many of the schools hold funds from the United States government under various student aid grant and loan programs in separate bank accounts, and serve as trustee for the U.S. Department of Education or respective lender, guaranty agency or student borrower, as applicable. The funds held in these bank accounts are not shown as cash or restricted cash on the consolidated balance sheet until the authorization and disbursement process has occurred. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and become available for use in current operations. This transfer generally occurs for the period of the academic term for which such funds were authorized with no term being more than 16 weeks in length.

U.S. Department of Education regulations require Title IV program funds received by the Company’s institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. Restricted cash balances include $8.3 million and $5.3 million of these amounts at June 30, 2007 and 2006, respectively.

Restricted cash balances also include amounts held in escrow related to the acquisition of South University and for other encumbrances. The Company held $1.5 million and $1.4 million at June 30, 2007 and 2006, respectively, in escrow for future contingent payments related to the South University acquisition. These funds will be transferred to the previous owner upon the satisfaction of certain conditions primarily relating to the development of certain health profession programs. Restricted cash also includes $2.8 million at June 30, 2006 held to collateralize outstanding letters of credit which had been issued pursuant to the Predecessor’s revolving credit facility. Outstanding letters of credit were previously collateralized by the Predecessor’s undrawn revolving credit facilities. No such collateralized letters of credit were necessary at June 30, 2007. An endowment of $0.5 million required by state law for two of the Company’s schools is also included in restricted cash at June 30, 2007 and 2006, respectively.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for Doubtful Accounts

The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection in consideration of the Company’s historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency.

Inventories

Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs. Cost is determined using the first-in, first-out method, and inventories are valued at the lower of cost or market.

Property and Equipment

Property and equipment are recorded at their estimated cost less accumulated depreciation. As a result of the Transaction, the remaining estimated useful lives of already-existing property and equipment were reevaluated on a prospective basis using the fair values determined by an independent third party appraiser, which were reviewed and evaluated by management. These remaining useful lives ranged from 1 year to 20 years across all asset classes with the exception of buildings, whose useful lives ranged from 15 to 40 years.

The Company’s depreciation policies for assets acquired after the Transaction are as follows:

•	Buildings are depreciated over an estimated useful life of 30 years using the straight-line method.

•

Leasehold improvements and capitalized lease costs are amortized using the straight-line method over the shorter of the original lease term, exclusive of any renewal periods, or their estimated useful lives, which is generally 7 to 15 years.

•	The remainder of the Company’s property and equipment are depreciated over estimated useful lives ranging from 3 to 7 years using the straight-line method.

Accelerated depreciation methods are generally used for income tax purposes. The Company evaluates the recoverability of property and equipment with finite lives whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Capitalization of Internally Developed Software Cost

Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to an internal use software development project. The Company capitalizes its online curriculum development costs under this standard and amortizes such costs over a period of 3 to 7 years.

Leases

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases. Before entering into a lease, an analysis is performed to determine

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended. The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.

Certain of the Company’s lease agreements include tenant improvement allowances. These tenant improvement allowances are recorded as leasehold improvement assets in property and equipment and deferred rent liabilities on the consolidated balance sheet. Leasehold improvement assets are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense while deferred rent liabilities are amortized over the term of the lease as a reduction to rent expense.

Certain of the Company’s lease agreements include rent escalation clauses, which if fixed and determinable, are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13, as amended. Lease terms generally range from one to ten years with one or more renewal options. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new term.

For the fiscal quarter beginning on January 1, 2006, the Predecessor adopted the Financial Accounting Standards Board’s (FASB) Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period”, which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period.

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 in the Successor’s one-month period ended June 30, 2006 and recorded an asset of $3.1 million in capitalized lease costs and a corresponding liability in deferred rent.

During the third quarter of fiscal 2005, the Predecessor initiated a review of all of its current real estate operating leases and determined that its previous method of accounting for landlord incentives and allowances was not in accordance with guidance issued by the Securities and Exchange Commission in February 2005. The Predecessor had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset when cash was received from the landlord. Similarly, these reimbursements were reflected as reductions to capital expenditures in investing activities on the consolidated statements of cash flows. In the past, when tenant improvement allowances were paid directly by the landlord, no accounting entries were made. At March 31, 2005, the Predecessor determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the consolidated balance sheet at the lease inception date and as both an investing activity outflow (addition to property and equipment, net) and as an inflow from operating activities on the consolidated statements of cash flows when the reimbursements are received. The net impact of these accounting adjustments resulted in additional net leasehold improvements and deferred rent liabilities of approximately $35.7 million and $39.5 million, respectively, at March 31, 2005. This adjustment includes approximately $14.6 million of reimbursements from landlords used to fund leasehold improvements. These reimbursements are reflected as an increase to cash flows from operations and an offsetting increase to expenditures for property and equipment (investing activities) in the accompanying consolidated statements of cash flows for fiscal 2005. The Predecessor also reviewed its leases to account for rent holidays and, in some cases, corrected its accounting to expense rent charges from the date where the Predecessor had “possession and control” of the facility. Amortization expense for the nine months ended March 31, 2005 reflected an increase of

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $19.5 million, while rent expense was reduced by approximately $15.7 million. The net result was a non-cash, pretax charge of approximately $3.8 million ($2.3 million after tax) recorded in educational services expense in the fiscal 2005 third quarter.

Goodwill and Other Identifiable Intangible Assets

The Company accounts for goodwill and other identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company evaluates the recoverability of goodwill and other indefinite-lived intangible assets attributable to each reporting unit at least annually and additionally when potential impairment indicators exist, as required under SFAS No. 142. Management reviews amortizable intangible assets for impairment when indicators of impairment exist, as defined by SFAS No. 144. Management’s judgment is used to determine the financial projections used to assess the fair value of each reporting unit, which if greater than the carrying value would indicate the intangible asset is not impaired. In the period in which the carrying value exceeds the fair value, the resulting impairment is recorded as an operating expense in the consolidated statement of operations. There were no impairments recorded relating to the Company’s goodwill and other identifiable intangible assets in fiscal 2007.

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

The Company and Holdings were organized as single member limited liability companies. As such, the Company and Holdings are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains intact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Holdings and the Company. Therefore, the consolidated income tax provision of the Company is computed on a basis similar to that of the Predecessor and reflects income tax expense based on its share of EDMC’s taxable income.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The interest rate swap agreements qualify and are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheets at fair value, net of tax. Changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax benefit or expense. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. As further discussed in Notes 9 and 15, the Company entered into one of its two swap agreements with an affiliate of one of the Sponsors.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-Insurance Accruals

The Company self-insures a significant portion of expected losses under health care benefit programs offered to employees. The Company also insures against a large portion of its workers’ compensation claims expense. Amounts have been recorded in accrued liabilities in the consolidated balance sheet for health care benefits and worker’s compensation claims based upon estimates of the ultimate costs to settle unpaid incurred claims, both reported and unreported. These estimates are based upon information received from third party actuaries.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are initially measured in these entities’ functional currency, which is Canadian dollars. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using the average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income in the consolidated balance sheets. Translation gains or losses during the years presented in the financial statements were not material.

Revenue Recognition

The Company’s net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials, reduced for student refunds and scholarships.

Tuition revenue varies based on the average tuition charge per credit hour, type of program, specific curriculum, the average student population and number of credit hours taken. The Company derived 91.2% and 92.2% of its net revenues from tuition and fees during fiscal 2007 and for the Successor period June 1, 2006 through June 30, 2006, respectively. Net revenues from tuition and fees represented 91.1% and 90.6% for the Predecessor period July 1, 2005 through May 31, 2006 and fiscal 2005, respectively. Bookstore and housing revenues are largely a function of the average student population.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most of the Company’s programs, the academic terms and fiscal quarters are the same. Thus, unearned tuition is typically not significant at the end of a fiscal quarter. However, Argosy University, the Brown Mackie Colleges and to a lesser degree South University and certain Art Institutes have educational programs with academic terms with starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from these academic terms where the associated revenue has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and accordingly is recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part refundable.

If a student withdraws prior to the end of an academic term, the Company will refund tuition already paid that the institution is not entitled to retain, pursuant to the respective institution’s refund policy and applicable federal and state law and accrediting agency standards.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs and Expenses

Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment.

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s education programs.

Advertising costs are expensed in the fiscal year incurred and classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s advertising expense was $117.7 million during the fiscal year ended June 30, 2007 and $10.8 million for the Successor period June 1, 2006 through June 30, 2006. The Predecessor recorded advertising expense of $80.6 million for the period July 1, 2005 through May 31, 2006 and $63.5 million for fiscal 2005.

Share-Based Payment

In August 2006, EDMC’s board of directors approved the 2006 Stock Option Plan for executive management and key personnel. During fiscal 2007, approximately 1.8 million options were granted under this plan. As EDMC’s shares are no longer publicly traded as a result of the Transaction, under SFAS No. 123R, “Share-Based Payment”, compensation expense related to these grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. The Company has not recognized compensation expense related to any of the fiscal 2007 grants during the year ended June 30, 2007. The Company also did not recognize any compensation expense during the Successor period from June 1, 2006 through June 30, 2006.

The Black-Scholes option pricing model is used to determine the fair value of time-based stock options at the grant date. In order to value performance and market-based options, the Company uses a Monte Carlo simulation model based on the assumptions used in the time-based options’ Black-Scholes model. Various inputs are utilized in the models, such as:

•	Stock price on measurement date,

•	Exercise price defined in the award,

•	Expected dividend yield based on historical trend of dividend payments,

•	Risk-free interest rate based on a zero-coupon treasury bond rate,

•	Expected term based on historical grant and exercise behavior, and

•	Expected volatility based on historical grant and implied stock price volatility of EDMC’s stock and public peer group stock.

These factors can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 12 for further discussion of stock-based compensation.

Segment Reporting

Effective July 17, 2006, management reorganized the way in which it operates the Company and makes business decisions. The chief operating decision maker, as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, allocates resources and assesses the performance of the

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company at an education system level closely aligned to the brands it manages. The majority of the Company’s schools across these education systems provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. The Company believes that under this organization structure it meets the criteria in SFAS No. 131 for aggregating the education systems into a single reportable segment.

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

Recently Issued Accounting Standards

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is in the process of evaluating the potential impact of FIN 48.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008. The Company is in the process of evaluating the potential impact of SFAS No. 157, if any.

3.    BUSINESS COMBINATION

Acquisition of Tucson entities

In June 2007, the Company completed the acquisition of two schools in Tucson, Arizona—Tucson Design College and Chaparral College—for approximately $9.3 million, including $0.8 million of cash acquired. The majority of the purchase price was allocated to goodwill. These schools will be included with the Company’s existing Art Institute and Brown Mackie College education systems, respectively.

The Transaction

The Transaction was completed on June 1, 2006 and was financed by a combination of equity invested by the Sponsors and other investors, borrowings under the Company’s senior secured credit facilities, the issuance by the Company and Education Management Finance Corporation of senior notes due 2014 and senior subordinated notes due 2016, and EDMC’s cash on hand. See Note 8 for a description of the Company’s indebtedness. These funds, net of proceeds from the exercise of outstanding stock options, were used to purchase all EDMC’s shares of common stock that were issued and outstanding immediately prior to the completion of the Transaction.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sources and Uses:

The sources and uses of the funds for the Transaction are shown in the table below (in thousands):

Sources of funds:		Uses of funds:
Revolving credit facility	$50,000	Equity purchase price (2)	$3,380,598
Cash and cash equivalents from Predecessor (1)	374,078	Cash and cash equivalents to Successor (1)	147,750
Senior secured term loan facilities, due 2013 at 7.63%	1,185,000	Debt issuance costs	59,574
Senior notes due 2014 at 8.75%	375,000	Transaction costs in purchase price (3)	45,387
Senior subordinated notes due 2016 at 10.25%	385,000	Transaction costs incurred by Predecessor (4)	30,279
Equity contribution by Sponsors and other investors	1,300,000	Prepaid advisory fees	2,932
		Other	2,558

Total sources of funds	$3,669,078	Total uses of funds	$3,669,078

(1)	Excludes restricted cash.
(2)	The holders of outstanding shares of common stock were paid $43.00 in cash per share, in connection with the Transaction. There were no outstanding shares of preferred stock at the date of the Transaction. The equity purchase price is reduced by the stock option proceeds of $100.2 million.
(3)	Represents fees and expenses associated with the Transaction paid by the Successor including accounting, legal and investment banking fees and transaction fees paid to affiliates of the Sponsors, as well as other transaction costs and professional fees.
(4)	Represents fees and expenses associated with the Transaction paid by the Predecessor, including investment banking, legal and other professional fees.

Purchase Price Allocation:

The purchase price included the $3.4 billion purchase of the outstanding common stock and settlement of stock options outstanding, and transaction costs of $105.0 million, of which $59.6 million was allocated to the cost of issuing debt while the remaining $45.4 million was included in the overall purchase price.

Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values established by an independent appraisal firm as of June 1, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon valuation data at the date of the Transaction; the estimates and assumptions were subject to change during the allocation period as defined by SFAS No. 141. See Note 6 for the adjustments made to goodwill during fiscal 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as originally allocated (in thousands):

Property and equipment	$368,665
Other long-term assets	17,202
Intangible assets	518,666
Goodwill	2,568,034
Net current assets acquired	340,179
Deferred income tax liabilities	(217,625)
Deferred rent and other long-term liabilities	(63,895)
Debt assumed	(5,055)

Total purchase allocation	$3,526,171

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of purchase price to tangible and identifiable intangible assets, other than goodwill, is as follows:

Asset Class	FMV (in thousands)	Weighted- Average Life
Property and Equipment:
Land	$17,805	Indefinite
Buildings and improvements	71,880	26.6
Leasehold improvements and capitalized lease costs	145,362	10.3
Furniture and equipment	44,173	3.2
Technology and other equipment	64,170	3.1
Software-internal	2,417	1.5
Software-external	10,616	5.9
Library books	12,242	3.4

Total	$368,665

Intangible Assets:
Tradename-Art Institutes	$330,000	Indefinite
Licensing, accreditation & Title IV program participation	114,000	Indefinite
Student relationships	39,000	4.5
Favorable leases	16,235	6.0
Programs	10,000	6.4
Online curriculum	6,431	3.3
Tradename-Argosy University	3,000	9.0

Total	$518,666

Unaudited pro forma financial information:

The following unaudited pro forma results of operations assume that the Transaction occurred as of the beginning of each of the periods presented and were reflected in the Company’s results from that date. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, transaction costs (including stock-based compensation charges due to the acceleration of stock options in connection with the Transaction), interest expense and related tax effects.

	Year ended June 30,
	2006	2005
	(in thousands)
Net revenues	$1,170,160	$1,019,338
Net loss	(33,396)	(56,409)

Transaction Costs incurred by Predecessor:

During the period from June 1, 2005 through May 31, 2006, the Predecessor recorded costs associated with the Transaction of $52.8 million. These costs consist of $29.4 million of accounting, investment banking, legal and other professional fees, $9.9 million of employee compensation and payroll taxes, and a $13.5 million non-cash charge for stock compensation resulting from the acceleration of stock options and restricted stock.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30 (in thousands):

	2007	2006
Tenant improvement receivables	$14,769	$2,345
Prepaid rent	1,687	1,745
Prepaid advisory fees	2,521	2,521
Prepaid software licenses	1,409	1,552
Prepaid insurance	1,633	3,480
Prepaid service contracts	980	164
Other	3,422	3,383

Total other current assets	$26,421	$15,190

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	2007	2006
Land	$17,805	$17,805
Buildings and improvements	72,847	72,133
Leasehold improvements and capitalized lease costs	206,696	154,024
Furniture and equipment	63,176	45,273
Technology and other equipment	94,198	65,727
Software-internal	3,236	2,467
Software-external	16,599	11,538
Library books	18,005	12,845

Total	492,562	381,812
Less accumulated depreciation	76,168	5,676

Property and equipment, net	$416,394	$376,136

Depreciation and amortization expense was $71.3 million for the year ended June 30, 2007, $5.7 million for the Successor period June 1, 2006 through June 30, 2006, $58.9 million for the Predecessor period July 1, 2005 through May 31, 2006 and $58.2 million for fiscal 2005. Such expense includes amortization of capital lease assets under SFAS No. 13, as well as approximately $4.2 million of impairment charges related to fixed assets at certain schools in fiscal 2005.

6.    INTANGIBLE ASSETS

The Company made certain adjustments to the allocation of the purchase price during the year ended June 30, 2007. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based on valuation data and management’s estimates and assumptions, which were subject to change during the allocation period as more information became available. The following table summarizes changes in goodwill during the fiscal year ended June 30, 2007 (in thousands):

Successor:
Acquisition of predecessor on June 1, 2006	$2,562,974
Additional adjustments to fair value subsequent to Transaction	5,060

Balance at June 30, 2006	2,568,034
Additional goodwill from acquisitions of schools	8,246
Additional adjustments to fair value subsequent to Transaction	(225)

Balance at June 30, 2007	$2,576,055

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets other than goodwill consisted of the following amounts (in thousands):

	2007		2006
Asset Class	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institutes	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(361)	3,000	(28)
Licensing, accreditation and Title IV program participation	112,179	—	114,000	—
Curriculum and programs	19,507	(4,835)	16,861	(369)
Student contracts, applications & relationships	39,511	(11,856)	39,000	(912)
Favorable leases and other	16,391	(3,969)	16,231	(400)

Total Intangible Assets	$520,588	$(21,021)	$519,092	$(1,709)

State authorizations and accreditations of the Company’s schools are renewed over time in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. The Company considers these renewal processes to be a routine aspect of the overall business and therefore assigned them an indefinite life.

Capitalized costs associated with the internal development of online curriculum and programs, which are included in curriculum and programs in the above table were $2.6 million during fiscal 2007, $0.4 million for the Successor period June 1, 2006 through June 30, 2006, $3.0 million for the Predecessor period July 1, 2005 through May 31, 2006 and $3.6 million for fiscal 2005. Amortization of intangible assets was $19.3 million in fiscal 2007, $1.7 million for the Successor period June 1, 2006 through June 30, 2006, $4.0 million for the Predecessor period July 1, 2005 through May 31, 2006, and $6.5 million for fiscal 2005.

Total estimated amortization of the Company’s intangible assets for each of the years ended June 30, 2008 through 2012 and thereafter is as follows (dollars in thousands):

Fiscal years	Amortization Expense
2008	18,569
2009	16,105
2010	6,622
2011	5,289
2012 and thereafter	10,803

7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30 (in thousands):

	2007	2006
Interest	$27,987	$13,594
Payroll and related taxes	48,181	32,419
Capital expenditures	9,377	2,789
Advertising	7,397	7,993
Self-insurance accrual	2,327	3,173
Professional fees	2,528	4,208
Other	14,995	11,772

Total accrued liabilities	$112,792	$75,948

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    SHORT TERM AND LONG TERM DEBT

On June 1, 2006, in connection with the Transaction, the Company (i) entered into a new $1,485.0 million senior secured credit facility, consisting of a $1,185.0 million term loan facility with a seven year maturity and a $300.0 million revolving credit facility with a six year maturity, and (ii) issued an aggregate of $760.0 million of senior notes and senior subordinated notes. Borrowings on the revolving credit facility outstanding at June 30, 2007 and 2006 are classified as short-term debt on the balance sheet as each year’s outstanding balance was repaid in full in the first month of the following fiscal year. In both fiscal year end periods, the Company borrowed in order to satisfy certain year-end regulatory financial ratios at June 30.

Short-Term Debt:

At June 30, 2007 and 2006, $90.0 million and $160.0 million, respectively, was outstanding under the $300.0 million revolving credit facility. Outstanding letters of credit totaling $92.0 million at June 30, 2007 reduced availability of borrowings under the revolving credit facility, leaving $118.0 million of available borrowings under the facility. The interest rate on outstanding borrowings on the revolving credit facility at June 30, 2007 was 9.25%, which equals prime plus a margin of 1.00%. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios. The Company is obligated to pay a 0.50% rate per annum commitment fee on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described elsewhere in this footnote.

Long-Term Debt:

The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2007	2006
Senior secured term loan facility, due 2013	1,176,113	1,185,000
Senior notes due 2014 at 8.75%	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000
Capital leases	2,244	3,101
Mortgage debt of consolidated entities	1,622	1,864

Total long term debt	1,939,979	1,949,965
Less current portion	38,121	12,795

Total long term debt, less current portion	$1,901,858	$1,937,170

Senior Secured Credit Facility

The Company issued $1,185.0 million of term loans on June 1, 2006 under the senior secured credit facility. The term loans bore interest at a rate equal to LIBOR plus an applicable margin or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of (1) the prime rate of interest quoted in the Wall Street Journal Money Rates Section and (2) the federal funds rate plus  1/2 of 1%. The applicable margin for borrowings under the secured credit facility may be reduced subject to satisfying certain leverage ratios.

On February 13, 2007, the Company amended and restated the senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term loan facility also includes a

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision that requires the Company to pay a premium equal to 1% of the outstanding loan balance in connection with any future re-pricing that results in an additional margin reduction prior to February 13, 2008. The amendment and restatement of the senior secured term loan facility was accounted for under Emerging Issues Task Force 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in which the old and new debt agreements were not considered substantially different.

The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of the Company’s leverage ratio falling below 5.5 to 1.0 at March 31, 2007. The interest rate on the senior secured term loan facility was 7.125% and 7.625% at June 30, 2007 and 2006, respectively.

All obligations under the senior secured credit facilities, including the revolving credit facility, are unconditionally guaranteed by Education Management Holdings LLC and all of the Company’s subsidiaries other than subsidiaries that own or operate a school and inactive subsidiaries that have less than $100,000 of assets. The senior secured credit facilities are also secured by pledges of the capital stock of the Company and each guarantor and a security interest in, and mortgages on, substantially all the tangible and intangible assets of the Company and each guarantor.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and in the event of certain asset sales, casualty and condemnation events and issuances of debt. In addition, the Company is required to make installment payments on the outstanding term loans in quarterly principal amounts of 0.25% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on June 1, 2013.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities.

Senior Notes Due 2014 and Senior Subordinated Notes Due 2016

The Company issued the senior notes due 2014 and senior subordinated notes due 2016 on June 1, 2006 in connection with the closing of the Transaction. The senior notes due 2014 and senior subordinated notes due 2016 are guaranteed by all of the Company’s subsidiaries other than any subsidiary that owns or operates a school or has been formed for such purpose and has no material assets.

The $375.0 million of senior notes due 2014, which bear interest at 8.75%, are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes due 2016. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of the Company that is not a guarantor of the senior notes.

The $385.0 million of senior subordinated notes due 2016, which bear interest at 10.25%, are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities and the senior notes due 2014. The senior subordinated notes (i) are

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

senior in right of payment to all future subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of the Company that is not a guarantor of the senior subordinated notes.

Interest on the senior notes due 2014 and senior subordinated notes due 2016 is payable semi-annually commencing on December 1, 2006. The senior notes due 2014 and senior subordinated notes due 2016 are redeemable in whole or in part, at the option of the Company, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2014 and senior subordinated notes due 2016 contain a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2014 or senior subordinated notes due 2016, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

Other indebtedness

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of approximately $1.6 million at June 30, 2007. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

The Company had outstanding letters of credit of $92.0 million at June 30, 2007, including several letters of credit to the U.S. Department of Education for $89.0 million. The U.S. Department of Education requires the Company to maintain a $87.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce the availability of the Company to borrow funds under its $300.0 million revolving credit facility.

As of June 30, 2007, future annual principal payments on long-term debt related instruments are as follows (in thousands):

Fiscal year:
2008	$38,121
2009	12,864
2010	12,610
2011	12,122
2012 and thereafter	1,864,262

Total	$1,939,979

9.    DERIVATIVE INSTRUMENTS

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. On June 6, 2006, the Company entered into two five-year interest rate swap agreements, for a total notional amount

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $750.0 million, in order to hedge a portion of its exposure to variable interest payments associated with the senior secured credit facilities. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. Under the terms of the interest rate swaps, the Company receives payments based on variable interest rates based on the three month LIBOR and makes payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are recorded as an asset or a liability in the consolidated balance sheet at fair value, net of tax. The fair values of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For the fiscal year ended June 30, 2007, the Company recorded an unrealized after-tax loss of $3.5 million in other comprehensive income (loss) related to the change in market value on the swap agreements. At June 30, 2007, there was a cumulative unrealized net loss of $1.1 million, net of tax, related to the swaps included in accumulated other comprehensive income on the Company’s consolidated balance sheet, which may be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133.

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments as of June 30 (in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fair value of interest rate swaps	$(1,890)	$(1,890)	$4,424	$4,424
Variable rate debt	$1,176,113	$1,163,045	$1,185,000	$1,189,444
Fixed rate debt	$763,866	$785,804	$764,965	$756,440

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liabilities will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The fair values of the Company’s debt were determined based on valuations provided by a qualified third party.

11.    INCOME TAXES

The composition of income (loss) before taxes from domestic and foreign locations is as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended June 30, 2007	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through May 31, 2006	For the fiscal year ended June 30, 2005
Income (loss) before taxes:
Domestic	$57,283	$(34,170)	$169,759	$172,838
Foreign	2,038	2,102	4,250	(4,030)

	$59,321	$(32,068)	$174,009	$168,808

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax provision (benefit) reflected in the accompanying consolidated statements of operations are as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended June 30, 2007	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through May 31, 2006	For the fiscal year ended June 30, 2005
Current taxes (benefit):
Federal	$16,741	$(10,211)	$67,823	$54,445
State and local	7,519	(3,397)	14,203	12,365
Tax benefit of stock options	—	(39,656)	(5,000)	(10,441)

Total current tax provision (benefit)	24,260	(53,264)	77,026	56,369
Deferred tax provision	2,868	1,199	(8,423)	424
Tax benefit of stock options	—	39,656	5,000	10,441

Total provision (benefit) for income taxes	$27,128	$(12,409)	$73,603	$67,234

The provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below:

	Successor		Predecessor
	For the fiscal year ended June 30, 2007	Period from June 1, 2006 through June 30, 2006	Period from July 1, 2005 through May 31, 2006	For the fiscal year ended June 30, 2005
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	5.7%	16.2%	7.1%	4.7%
Increase (decrease) in valuation allowance	9.4%	(10.3%)	3.4%	0.6%
Permanent items	(3.1%)	(2.1%)	2.3%	0.0%
Stock options	0.0%	0.0%	(5.5%)	0.0%
Other, net	(1.3%)	(0.1%)	0.0%	(0.5%)

Effective income tax rate	45.7%	38.7%	42.3%	39.8%

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred income tax assets (liabilities) consist of the following at June 30:

	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$15,005	$14,175
Restricted stock and stock options	—	10,025
Other	1,101	1,337

Gross current deferred tax assets	16,106	25,537
Less valuation allowance	(786)	(1,892)

Total current deferred tax assets	$15,320	$23,645

Noncurrent deferred tax assets:
Deferred liabilities	$9,167	$7,316
Foreign and state net operating losses	14,013	6,498
Other	2,036	540

Gross noncurrent deferred tax assets	25,216	14,354
Less valuation allowance	(18,333)	(9,734)

Total noncurrent deferred tax assets	$6,883	$4,620

Noncurrent deferred tax liabilities:
Intangibles	$213,044	$216,307
Property and equipment	2,831	6,775
Other	7,284	1,940

Total noncurrent deferred tax liabilities	$223,159	$225,022

Total net noncurrent deferred tax liabilities	$216,276	$220,402

The Company recorded its assets and liabilities at fair market value in conjunction with the Transaction. As part of the business combination accounting, deferred tax liabilities of approximately $218.0 million were recorded related to the book write-up of tangible and intangible property to fair market value. Additionally, deferred tax assets of $45.0 million were recorded with respect to the business combination accounting write-up of the deferred tax asset associated with restricted stock and stock options and write-downs pertaining to unfavorable leases. Also, as a result of anticipated future state tax net operating losses arising from interest expense on acquisition-related debt, the Company has established a valuation allowance of $4.1 million against various deferred tax assets because the Company has determined that it is currently “more likely than not” that those deferred tax assets will not be realized. The overall net deferred tax impact resulting from the business combination accounting was the creation of a net deferred tax liability of $177.1 million.

At June 30, 2007, the Company had state net operating loss carry forwards of approximately $89.5 million available to offset future taxable income and a related deferred tax asset of $6.2 million. The carry forwards expire at varying dates beginning in fiscal 2008 through fiscal 2026. The Company has determined that it is currently “more likely than not” that the deferred tax assets associated with $84.7 million of its state net operating loss carry forwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $6.1 million related to these net operating loss carry forwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitation due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of these state net operating loss carry forwards before they can be utilized.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2007, the Company had Canadian net operating loss carry forwards of approximately $23.9 million available to offset future taxable income and a related deferred tax asset of $7.8 million. The carry forwards expire at varying dates beginning in fiscal 2009 through fiscal 2016. The significant increase over the balance at June 30, 2006 was due to a return-to-provision adjustment related to the write-down of the assets of the Canadian operations to fair market value as a result of the Transaction. At June 30, 2007, the Company had additional Canadian deferred tax assets of $0.6 million related to temporary items. The Company has determined that it is currently “more likely than not” that the deferred tax assets related to its Canadian net operating losses and temporary items will not be realized and has established a valuation allowance equal to the gross deferred tax assets. Under FASB Statement 109, as a result of the purchase accounting associated with the Transaction, any future release of the valuation allowance against the Canadian deferred tax assets will reduce goodwill and correspondingly increase the deferred tax provision.

12.    SHARE-BASED PAYMENT

Successor

2006 Stock Option Plan

In August 2006 EDMC’s board of directors approved the 2006 Stock Option Plan (the Option Plan), which authorized equity awards to be granted for up to 1,368,421 shares of EDMC’s common stock. The Option Plan was amended during fiscal 2007 to increase the number of available shares to 1,845,171. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based options and performance-based options to purchase common stock issued by EDMC. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement that must occur in order for the participants to receive fair market value for their options such as an initial public offering or a change in the ownership of the Company.

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options were exercised prior to June 30, 2007.

As a result of the Transaction, the Company was required to reassess the assumptions used in estimating the fair value of options granted to employees. Because of the fact that EDMC’s stock is not publicly traded as the Predecessor’s was, an evaluation of the most appropriate fair value technique as well as how to apply the assumptions used in the fair value calculation was conducted. The Company decided that the continued use of a Black-Scholes method to estimate the fair value of time-based options was appropriate. In order to estimate the fair values of performance-based awards, the Company uses a Monte Carlo simulation model based on the assumptions used in the time-based options’ Black-Scholes model.

Generally, the option term on 2007 grants was determined using a simplified method based on the average of the weighted vesting term and the contractual term of the options, except for one individual whose previous option exercise activity allowed for an empirical approach to be used. Expected volatility was determined using historical volatility of a seven-company peer group, all of which have stock that is publicly traded. The risk-free interest rate assumption was determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate was determined using a historical forfeiture rate based on the Predecessor’s activity. Finally, as EDMC does not currently declare dividends or intend to do so in the short term, a dividend yield of zero was used.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the weighted-average assumptions used for all options granted during the year ended June 30, 2007:

Weighted average fair value of options	$19.34
Expected dividend yield	0.0%
Expected volatility	38.6%
Risk-free interest rate	4.5%
Expected forfeiture rate	12.4%
Expected term	5.2 years

Options granted during fiscal 2007 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2006	—	$—
Granted	1,796,920	52.21
Exercised	—	—
Forfeited	(17,400)	50.92

Outstanding at June 30, 2007	1,779,520	$52.23	9.4	$40,541

Exercisable at June 30, 2007	102,603	$50.00	9.1	$2,565

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by the Sponsors. Time-based and performance-based options also generally vest upon a change in control event, subject to certain conditions, and expire ten years from the date of grant. The aggregate intrinsic values in the table above represent the pre-tax differences between the estimated fair market value of EDMC common stock at June 30, 2007 and the exercise price of each outstanding and exerciseable stock option had the option holders been able to receive fair market value through the exercise of their options on June 30, 2007.

At June 30, 2007, the Company considered the conditions entitling the option holders to the fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any of these grants during the year ended June 30, 2007. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $30,440 at June 30, 2007.

Long Term Incentive Compensation Plan

EDMC also adopted the Long-Term Incentive Compensation Plan (the LTIC Plan) during fiscal 2007. The LTIC Plan consists of a bonus pool that is valued based on returns to the Sponsors in connection with a change in control of EDMC. Certain management and key employees of the Company have been granted a total of 762,060 of units under the LTIC Plan, which represent the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at June 30, 2007, no compensation expense has been recognized by the Company during the fiscal year ended June 30, 2007 related to these units.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor:

The Predecessor maintained a 1996 Stock Incentive Plan and a 2003 Incentive Plan for directors, executive management and key personnel, which provided for the issuance of stock-based incentive awards. An aggregate of 12,000,000 and 5,400,000 shares of Common Stock were reserved for issuance under the 1996 Stock Incentive Plan and 2003 Stock Incentive Plan, respectively. Prior to fiscal 2004, options issued to employees under the 1996 Incentive Plan provide for time-based vesting over three and four years. The majority of the grants made to employees in fiscal 2004, and all grants for fiscal 2005 and the period from July 1, 2005 through May 31, 2006 provide for time-based vesting over two years.

Effective July 1, 2005, the Predecessor adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method; therefore, the Predecessor has not restated results for prior periods. Under this transition method, stock-based compensation expense for the combined fiscal year ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards, which include stock options and restricted stock units, granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. During the period from July 1, 2005 through May 31, 2006, the Predecessor recognized these compensation costs on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term. Prior to the adoption of SFAS No. 123R, the Predecessor recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25). Under this standard, the Predecessor did not recognize option-based employee compensation cost in the statement of operations for the fiscal year ended June 30, 2005.

As a result of adopting SFAS No. 123R, income before taxes and net income for the Predecessor period July 1, 2005 through May 31, 2006 was $14.1 million and $8.1 million lower, respectively than if EDMC had continued to account for share-based compensation under APB 25. Then, prior to the consummation of the Transaction, the remaining $18.7 million of unrecognized compensation cost relating to stock options and restricted stock was accelerated and recorded as compensation expense, due primarily to the removal of vesting limitations to the award holders. Therefore, the total non-cash charges under SFAS No. 123R during the period from July 1, 2005 to May 31, 2006 was $32.2 million, of which $13.4 million related to stock options and $17.8 million related to restricted stock.

The following table illustrates the effect on the Predecessor’s net income as if the Predecessor had applied the fair value recognition provisions of SFAS No. 123R to options granted under its stock option plans in all periods presented (dollars in thousands).

	Eleven Months ended May 31, 2006	Year ended June 30, 2005
Net income:
As reported	$100,406	$101,574
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	626
Deduct: Impact of SFAS No. 123R, net of tax	—	(17,108)

Pro forma net income	$100,406	$85,092

Weighted average fair value of options granted	$14.50	$11.75

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Predecessor estimated the fair value of each option award on the date of grant using a Black-Scholes option valuation model and the assumptions in the following table. The risk free interest rate for the periods within the contractual life of the option was generally based on United States Treasury yields at the date of grant. The Predecessor assumed no dividend since it had historically not paid and did not expect to pay dividends in the immediate future. The Predecessor used historical option exercise and termination data behavior to estimate the expected life of an option grant. Expected volatilities were based on historical volatility of the Predecessor’s stock price.

	Eleven Months ended May 31, 2006	Year ended June 30, 2005
Risk-free interest rate	3.94%	3.62%
Expected dividend yield	—	—
Expected life of options (years)	4.5	4.5
Expected volatility rate	30.90%	39.70%

Prior to the adoption of SFAS No. 123R, the Predecessor presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows, with a corresponding reduction to operating cash flows. The total income tax benefit recognized in the statement of operations for share-based compensation plans was $11.8 million for the period July 1, 2005 through May 31, 2006.

Below is a summary of stock options maintained by the Predecessor for the period from June 1, 2005 through May 31, 2006:

	Predecessor
	Period from July 1, 2005 through May 31, 2006		For the fiscal years ended June 30, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,318,964	$22.28	6,848,039	$20.23
Granted	32,575	32.16	276,088	30.57
Exercised	807,113	18.44	1,514,629	13.39
Forfeited	153,602	29.20	290,534	28.39

Outstanding, end of period	4,390,824	$22.82	5,318,964	$22.28

Exercisable, end of period	4,390,824		3,421,058

As described above, all outstanding unvested stock options were fully vested and settled in connection with the Transaction.

The Predecessor also had two non-qualified management stock option plans under which options to purchase shares of common stock were granted to management employees prior to 1996. All outstanding options under these non-qualified plans were fully vested prior to fiscal 2004. Under the terms of the plans, the Board of Directors granted options to purchase shares at prices representing the fair market value of the shares at the time of the grant. The maximum term of all equity awards was ten years and it was the Predecessor’s policy to issue new shares upon share option exercises.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the period from July 1, 2005 through May 31, 2006, the Predecessor granted shares of restricted stock to non-employee directors, executive management and key personnel under the 2003 Incentive Plan. The restricted stock awards entitled the holder to shares of common stock as the award vested, including in connection with a change in control of the Predecessor. The Predecessor measured the fair value of restricted stock awards based upon the market price of the underlying common stock at the date of grant. Restricted stock expense was amortized over the applicable vesting period using the straight line method. As of the date of the Transaction, all 561,768 shares of outstanding restricted stock became vested, as described above.

The Predecessor also maintained an employee stock purchase plan. The employee stock purchase plan allowed eligible employees of the Predecessor to purchase, at a discount, up to an aggregate of 3,000,000 shares of common stock through periodic payroll deduction. The Predecessor issued 70,496 and 110,155 shares of common stock under the employee stock purchase plan in fiscal 2006 and 2005, respectively. The purchase price discount for participants in the employee stock purchase plan was 15% during fiscal 2005. The discount percentage was reduced to 5% for fiscal 2006.

In addition to the above, the Predecessor’s retirement plan had an employee stock ownership plan (ESOP) feature which permitted the Predecessor to make contributions of its common stock to the ESOP for the benefit of its employees. The Predecessor was not under any obligation to make ESOP contributions to the Plan, but they could do so at its discretion. The Predecessor did not make any ESOP contributions during the period July 1, 2005 through May 31, 2006 or fiscal 2005.

13.    OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a retirement plan that covers substantially all employees. The Company currently matches 100% of employee contributions to the retirement plan for up to 3% of compensation and 50% of employee contributions between 4% and 6% of compensation. The provisions of the retirement plan allow forfeitures of unvested balances to be used to reduce the Company’s matching contributions. The Company recorded expense relating to the retirement plan of approximately $9.8 million for the fiscal year ended June 30, 2007, $0.7 million for the Successor period June 1, 2006 through June 30, 2006, $8.5 million for the Predecessor period July 1, 2005 through May 31, 2006 and $6.7 million for fiscal 2005.

14.    COMMITMENTS AND CONTINGENCIES

The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $108.1 million for the fiscal year ended June 30, 2007, $8.6 million for the Successor period June 1, 2006 through June 30, 2006, $84.0 million for the Predecessor period July 1, 2005 through May 31, 2006, $73.8 million for fiscal 2005. Rent expense includes short-term commitments for student housing of $35.6 million during the fiscal year ended June 30, 2007, $2.5 million for the Successor period June 1, 2006 through June 30, 2006, $27.3 million for the Predecessor period July 1, 2005 through May 31, 2006 and $26.7 million for fiscal 2005. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.

As of June 30, 2007, the annual minimum future commitments under non-cancelable, long-term operating leases are as follows (in thousands):

2008	$110,007
2009	$92,052
2010	$79,944
2011	$69,425
2012 and thereafter	$322,359

$673,787

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Predecessor had a management incentive compensation plan that provided for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of individual schools and the Company as well as other qualitative factors. The Company assumed the previous management compensation plan at the date of the Transaction. These amounts are reflected in accrued liabilities in the accompanying consolidated balance sheets.

In June 2007, The New England Institute of Art (NEIA) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. NEIA responded to the request for information in August 2007, and the Company intends to fully cooperate with the Attorney General’s office in connection with its investigation.

The Art Institute of Portland and our schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. The Company has responded to the requests for information and intends to fully cooperate with the Attorneys General in their investigations.

In addition to the matters described above, the Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

15.    RELATED PARTY TRANSACTIONS

In connection with the Transaction, the Company paid the Sponsors $40.7 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been allocated as debt issuance costs or included in the overall purchase price of the Transaction. Under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. As of June 30, 2007, other current assets includes $2.5 million relating to prepaid advisory fees, and general and administrative expenses includes $5.0 million related to these advisory fees. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. Additionally, the Company paid an affiliate of one of the Sponsors $0.4 million for investment banking services provided in connection with the February 13, 2007 debt amendment described in Note 8.

South University, a wholly owned subsidiary of the Company, leases three of the buildings it occupies from two separate entities owned by the President of South University, who became an employee of the Company after the purchase of South University in July 2003. Total rental payments, which are included in educational services in the consolidated statements of operations, under these arrangements approximated $1.6 million for the fiscal year ended June 30, 2007, $0.1 million for the Successor period June 1, 2006 through June 30, 2006, $1.4 million for the Predecessor period July 1, 2005 through May 31, 2006 and $1.4 million for fiscal 2005.

On March 29, 2007, pursuant to the terms of his employment agreement, EDMC sold $10.0 million of stock to Todd S. Nelson, the Company’s President and Chief Executive Officer.

In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 9.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

On June 1, 2006, in connection with the Transaction, the Company issued $375.0 million of senior notes due 2014 and $385.0 million of senior subordinated notes due 2016. The senior notes due 2014 and senior subordinated notes due 2016 are fully and unconditionally guaranteed by all of the Company’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school or has been formed for such purposes and subsidiaries that have no material assets (collectively, the Guarantors). All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes due 2014 and senior subordinated notes due 2016 (Non-Guarantors).

The following tables present the consolidated financial position, results of operations and condensed cash flows of the Company or the Predecessor, as applicable, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of June 30, 2007 and 2006 and March 31, 2006 and for the year ended June 30, 2007 and the combined twelve month period ended June 30, 2006.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET (Successor)

June 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723
Restricted cash	2,046	—	8,262	—	10,308
Notes, advances and trade receivables, net	3,217	59	75,351	—	78,627
Inventories	—	—	6,969	—	6,969
Other current assets	8,747	184	32,810	—	41,741

Total current assets	71,953	367	316,048	—	388,368

Property and equipment, net	31,286	5,300	379,808	—	416,394
Intangible assets, net	716	74	498,777	—	499,567
Goodwill	—	—	2,576,055	—	2,576,055
Intercompany balances	2,055,775	(11,586)	(2,044,189)	—	—
Other long term assets	63,969	—	4,656	—	68,625
Investment in subsidiaries	1,230,503	—	—	(1,230,503)	—

Total assets	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

Liabilities and members’ equity
Current:
Short term and current portion of long-term debt	$127,216	$6	$899	$—	$128,121
Accounts payable, accrued and other current liabilities	97,442	3,002	202,486	—	302,930

			—
Total current liabilities	224,658	3,008	203,385	—	431,051

			—
Long-term debt, less current portion	1,898,950	—	2,908	—	1,901,858
Other long term liabilities	10,353	42	78,356	—	88,751
Deferred income taxes	9,168	66	207,042	—	216,276

			—
Total liabilities	2,143,129	3,116	491,691	—	2,637,936

			—
Total members’ equity/(deficit)	1,311,073	(8,961)	1,239,464	(1,230,503)	1,311,073

Total liabilities and members’ equity/(deficit)	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET (Successor)

June 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$5,018	$170	$258,108	$—	$263,296
Restricted cash	4,766	—	5,270	—	10,036
Notes, advances and trade receivables, net	1,127	30	57,075	—	58,232
Inventories	—	—	6,169	—	6,169
Other current assets	17,426	207	47,837	—	65,470

Total current assets	28,337	407	374,459	—	403,203

Property and equipment, net	29,779	4,552	341,805	—	376,136
Intangible assets, net	897	81	516,405	—	517,383
Goodwill	—	—	2,568,034	—	2,568,034
Intercompany balances	2,206,170	(4,550)	(2,201,620)	—	—
Other long term assets	76,057	7	4,627	—	80,691
Investment in subsidiaries	1,105,131	—	—	(1,105,131)	—

Total assets	$3,446,371	$497	$1,603,710	$(1,105,131)	$3,945,447

Liabilities and members’ equity
Current:
Short-term and current portion of long-term debt	$171,874	$6	$915	$—	$172,795
Accounts payable, accrued and other current liabilities	41,816	3,252	219,433	—	264,501

Total current liabilities	213,690	3,258	220,348	—	437,296

Long-term debt, less current portion	1,933,203	9	3,958	—	1,937,170
Other long term liabilities	9,149	38	58,633	—	67,820
Deferred income taxes	7,570	43	212,789	—	220,402

Total liabilities	2,163,612	3,348	495,728	—	2,662,688

Total members’ equity/(deficit)	1,282,759	(2,851)	1,107,982	(1,105,131)	1,282,759

Total liabilities and members’ equity	$3,446,371	$497	$1,603,710	$(1,105,131)	$3,945,447

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)

For the fiscal year ended June 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$1	$9,904	$1,353,785	$—	$1,363,690
Cost and expenses:
Educational services	31,673	6,819	763,062	—	801,554
General and administrative	(52,342)	9,311	357,486	—	314,455
Amortization of intangible assets	181	—	19,126		19,307

Total costs and expenses	(20,488)	16,130	1,139,674	—	1,135,316

Income (loss) before interest and income taxes	20,489	(6,226)	214,111	—	228,374
Interest expense, net	166,310	2	2,741	—	169,053
Equity in earnings of subsidiaries	(125,372)	—	—	125,372	—

Income (loss) before income taxes	(20,449)	(6,228)	211,370	(125,372)	59,321
Provision/(benefit) for income taxes	(52,642)	(118)	79,888	—	27,128

Net income (loss)	$32,193	$(6,110)	$131,482	$(125,372)	$32,193

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)

For the one month ended June 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$1,673	$72,724	$—	$74,397
Cost and expenses:
Educational services	$4,872	33	59,778	—	64,683
General and administrative	(57,471)	1,815	81,623	—	25,967
Amortization of intangible assets	15	—	1,694	—	1,709

Total costs and expenses	(52,584)	1,848	143,095	—	92,359

Income (loss) before interest and income taxes	52,584	(175)	(70,371)	—	(17,962)
Interest (income)/expense, net	13,883	1	222	—	14,106
Equity in earnings of subsidiaries	45,308	—	—	(45,308)	—

Income (loss) before income taxes	(6,607)	(176)	(70,593)	45,308	(32,068)
Provision/(benefit) for income taxes	13,052	210	(25,671)	—	(12,409)

Net income (loss)	$(19,659)	$(386)	$(44,922)	$45,308	$(19,659)

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)

For the period from July 1, 2005 to May 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$111	$8,018	$1,087,634	$—	$1,095,763
Cost and expenses:
Educational services	$32,873	4,127	612,839	—	649,839
General and administrative	(9,738)	9,564	273,479	—	273,305
Amortization of intangible assets	166	—	3,794	—	3,960

Total costs and expenses	23,301	13,691	890,112	—	927,104

Income (loss) before interest and income taxes	(23,190)	(5,673)	197,522	—	168,659
Interest (income)/expense, net	(8,127)	1	2,776	—	(5,350)
Equity in earnings of subsidiaries	(114,322)	—	—	114,322	—

Income (loss) before income taxes	99,259	(5,674)	194,746	(114,322)	174,009
Provision/(benefit) for income taxes	(1,147)	(698)	75,448	—	73,603

Net income (loss)	$100,406	$(4,976)	$119,298	$(114,322)	$100,406

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)

For the fiscal year ended June 30, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net revenues	$246	$9,076	$1,010,016	$—	$1,019,338

Costs and expenses:
Educational services	24,319	445	615,681	—	640,445
General and administrative	(49,311)	10,418	242,706	—	203,813
Amortization of intangible assets	181	—	6,311	—	6,492

Total Costs and Expenses	(24,811)	10,863	864,698	—	850,750

Income (loss) before interest and income taxes	25,057	(1,787)	145,318	—	168,588
Interest (income) expense, net	(3,582)	1	3,361	—	(220)
Equity in earnings of subsidiaries	(80,796)	—	—	80,796	—

Income (loss) before income taxes	109,435	(1,788)	141,957	(80,796)	168,808
Provision (benefit) for income taxes	7,861	(192)	59,565	—	67,234

Net income (loss)	$101,574	$(1,596)	$82,392	$(80,796)	$101,574

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)

For the fiscal year ended June 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$(13,354)	$(6,362)	$199,126	$—	$179,410

Cash flows from investing activities
Cash paid for property, equipment and curriculum development	(6,722)	(525)	(88,810)	—	(96,057)
Acquisition of subsidiaries, net of cash acquired	(8,543)	—	—	—	(8,543)
Other investing activities	(2,300)	—	(3,881)	—	(6,181)

Net cash flows used in investing activities	(17,565)	(525)	(92,691)	—	(110,781)

Cash flows from financing activities
Net repayments of debt	(78,911)	(9)	(1,066)	—	(79,986)
Intercompany transactions	163,053	7,236	(170,289)		—
Other financing activities	(298)	(386)	(149)	—	(833)

Net cash flows (used in) provided by financing activities	83,844	6,841	(171,504)	—	(80,819)

Effect of exchange rate changes on cash and cash equivalents	—	—	(383)	—	(383)

Increase (decrease) in cash and cash equivalents	52,925	(46)	(65,452)	—	(12,573)
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)

For the one month ended June 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$(98,582)	$297	$75,926	$—	$(22,359)

Cash flows from investing activities
Acquisition of subsidiaries	(3,526,171)	—	—	—	(3,526,171)
Cash paid for property, equipment and curriculum development	(1,434)	(35)	(6,195)	—	(7,664)
Other investing activities	—	—	(233)	—	(233)

Net cash flows used in investing activities	(3,527,605)	(35)	(6,428)	—	(3,534,068)

Cash flows from financing activities
Net borrowings (repayments) of debt	2,104,997	(1)	(87)	—	2,104,909
Intercompany transactions	(55,839)	(247)	56,086	—	—
Transaction activities	1,400,186	—	—	—	1,400,186
Other financing activities	(59,574)	—	—	—	(59,574)

Net cash flows provided by (used in) financing activities	3,389,770	(248)	55,999	—	3,445,521

Effect of exchange rate changes on cash and cash equivalents	—	—	124	—	124

Increase (decrease) in cash and cash equivalents	(236,417)	14	125,621	—	(110,782)
Beginning cash and cash equivalents	241,435	156	132,487	—	374,078

Ending cash and cash equivalents	$5,018	$170	$258,108	$—	$263,296

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Predecessor)

For the period from July 1, 2005 through May 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$52,382	$(4,516)	$253,798	$—	$301,664

Cash flows from investing activities
Acquisition of subsidiaries	(1,333)	—	—	—	(1,333)
Cash paid for property, equipment and curriculum development	(7,691)	(1,159)	(50,435)	—	(59,285)
Other investing activities	—	—	4,203	—	4,203

Net cash flows used in investing activities	(9,024)	(1,159)	(46,232)	—	(56,415)

Cash flows from financing activities
Net repayments of debt	(62,000)	—	(3,603)	—	(65,603)
Intercompany transactions	201,506	5,666	(207,172)	—	—
Transaction activities	—	—	—	—	—
Other financing activities	54,624	38	(32,220)	—	22,442

Net cash flows provided by (used in) financing activities	194,130	5,704	(242,995)	—	(43,161)

Effect of exchange rate changes on cash and cash equivalents	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	237,488	29	(35,413)	—	202,104
Beginning cash and cash equivalents	3,947	127	167,900	—	171,974

Ending cash and cash equivalents	$241,435	$156	$132,487	$—	$374,078

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Predecessor)

For the fiscal year ended June 30, 2005 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net cash flow provided by (used in) operating activities	$23,202	$(1,549)	$170,844	$—	$192,497

Cash flows from investing activities
Cash paid for businesses acquired by the Company, net of cash acquired	(12,298)	—	—	—	(12,298)
Cash paid for property and equipment	(15,475)	2,327	(76,364)	—	(89,512)
Other investing activities	—	—	3,711	—	3,711

Net cash flows provided by (used in) investing activities	(27,773)	2,327	(72,653)	—	(98,099)

Cash flows from financing activities
Net borrowings (repayments) of long-term debt	(63,076)	6	2,905	—	(60,165)
Intercompany transactions	33,959	(880)	(33,079)	—	—
Other financing activities	31,689	(13)	(10,507)	—	21,169

Net cash flows provided by (used in) financing activities	2,572	(887)	(40,681)	—	(38,996)

Effect of exchange rate changes on cash and cash equivalents	—	—	(156)	—	(156)

Increase (decrease) in cash and cash equivalents	(1,999)	(109)	57,354	—	55,246
Beginning cash and cash equivalents	5,946	236	110,546	—	116,728

Ending cash and cash equivalents	$3,947	$127	$167,900	$—	$171,974

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Other (a)	Balance at End of Period
Allowance accounts for:

Year ended June 30, 2005
Uncollectable accounts receivable	$40,903	$28,017	$36,096	$—	$32,824
Estimated future loan losses	1,534	147	—	—	1,681
Deferred tax asset valuation allowance	7,643	1,023	—	—	8,666

Year ended June 30, 2006
Uncollectable accounts receivable	$32,824	$23,027	$18,853	$(1,606)	$35,392
Estimated future loan losses	1,681	—	—	—	1,681
Deferred tax asset valuation allowance	8,666	2,960	—	—	11,626

Year ended June 30, 2007
Uncollectable accounts receivable	$35,392	$27,930	$25,320	$—	$38,002
Estimated future loan losses	1,681	38	—	—	1,719
Deferred tax asset valuation allowance	11,626	7,493	—	—	19,119

(a)	Represents the change of The Art Institutes’ allowance for uncollectable accounts, which was re-evaluated in connection with the Transaction.

SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at our Art Institute schools has typically peaked in the fall (fiscal second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs.

The following table sets forth our quarterly results for fiscal 2006 and 2007:

	Predecessor				Successor	Combined
	Quarter ended September 30	Quarter ended December 31	Quarter ended March 31	Period from April 1 through May 31	Period from June 1 through June 30	Period from April 1 through June 30, 2006
Fiscal 2006
Net revenues	$252,985	$312,611	$312,533	$217,634	$74,397	$292,031
Income (loss) before interest and income taxes	20,655	77,852	64,624	5,528	(17,962)	(12,434)
Income (loss) before income taxes	21,359	79,296	66,800	6,554	(32,068)	(25,514)
Net income (loss)	13,952	47,629	40,358	(1,533)	(19,659)	(21,192)

	Quarter ended
Successor	September 30	December 31	March 31	June 30
Fiscal 2007
Net revenues	$290,515	$358,786	$366,721	$347,668
Income before interest and income taxes	28,089	84,477	74,271	41,537
Income (loss) before income taxes	(15,900)	41,377	32,779	1,065
Net income (loss)	(9,747)	25,364	17,615	(1,039)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by it in such reports are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of August 31, 2007, the names and ages of each person who is a director or executive officer of the Company.

Name	Age	Position
John R. McKernan, Jr.	59	Executive Chairman and Chairman of the Board of Directors
Todd S. Nelson	48	Chief Executive Officer, President and Director
Robert A. Carroll	42	Senior Vice President—Chief Information Officer
Joseph A. Charlson	37	Senior Vice President—Chief Marketing Officer
John M. Mazzoni	44	President, The Art Institutes
Stacey R. Sauchuk	47	Senior Vice President—Academic Programs and Student Affairs
John T. South, III	60	Senior Vice President, Chancellor, South University and Chairman of the Board of Directors of Argosy University
Roberta L. Troike	41	Senior Vice President—Human Resources
Stephen J. Weiss	44	President, EDMC Online Higher Education
Edward H. West	41	Executive Vice President and Chief Financial Officer
Adrian M. Jones	43	Director
Jeffrey T. Leeds	51	Director
Leo F. Mullin	64	Director
Paul J. Salem	43	Director
Peter O. Wilde	39	Director

John R. McKernan, Jr. is our Executive Chairman and Chairman of the Board of Directors. Mr. McKernan served as our Chief Executive Officer from September 2003 until February 2007. Mr. McKernan joined us as our Vice Chairman and a member of the Board of Directors in June 1999. In March 2003 he became our President and served in that office until September 11, 2003. Mr. McKernan served as Governor of the State of Maine from 1987 to 1995.

Todd S. Nelson has served as our Chief Executive Officer and President and a director since February 2007. Mr. Nelson worked as an independent consultant from January 2006 through January 2007 and for Apollo Group, Inc. from 1987 through January 2006. Mr. Nelson served in various roles with Apollo Group, Inc. and was appointed President in February 1998, Chief Executive Officer in August 2001 and Chairman of the Board in June 2004. Mr. Nelson received a Master of Business Administration from the University of Nevada at Las Vegas and a Bachelor of Science from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984. Mr. Nelson serves on the Board of Directors of ProQuest Company, a leading publisher of K-12 education solutions.

Robert A. Carroll has served as our Senior Vice President—Chief Information Officer since June 2007. Mr. Carroll was an independent consultant from January 2006 through June 2007, serving as the Interim Chief Information Officer for Western Governors University from January 2007 to June 2007. From July 1998 to January 2006, Mr. Carroll served as the Chief Information Officer for Apollo Group, Inc.

Joseph A. Charlson was hired as Senior Vice President—Strategic Marketing in February 2005, was appointed Chief Marketing Officer in August 2005 and named an executive officer in September 2005. Prior to joining us, Mr. Charlson was a Strategy Lead and then Senior Manager—Pharmacy at Target Corporation from July 2003 through February 2005, a management consultant with McKinsey & Company from August 2001 through July 2003 and President of United States Building Technology Inc. from January 1997 through January 2001.

John M. Mazzoni has been the President of The Art Institutes since October 2005. From March 2005 to October 2005, he served as Senior Vice President of Group Operations. From August 2004 to March 2005, he

served as Group Vice President for EDMC. From July 2001 through August 2004 he served as Group Vice President for The Art Institutes. From August 1987 through July 2001, he held several senior management level positions in the areas of Operations, Finance and Information Systems.

Stacey R. Sauchuk has been our Senior Vice President—Academic Programs and Student Affairs since July 2003 and was appointed as an executive officer in September 2005. Ms. Sauchuk was our Group Vice President from August 2001 through July 2003 and President of The Art Institute of Philadelphia from January 1997 through July 2000. From August 2000 through July 2001, Ms. Sauchuk was an executive search consultant with Witt/Kieffer.

John T. South, III, joined us in July 2003 when we acquired South University, which was owned by Mr. South. Mr. South has served as Chancellor of South University since October 2001 and was appointed the Chairman of the Board of Trustees of Argosy University in February 2006. In his current role with us, Mr. South also oversees the Brown Mackie Colleges. Prior to our acquisition of South University, Mr. South was stockholder and CEO of various affiliated private colleges and Chief Executive Officer of South University since 1975. Mr. South also served as President of South University prior to being appointed Chancellor in October 2001. Mr. South currently is on the advisory board of Sun Trust Bank of Savannah.

Roberta L Troike has been our Senior Vice President—Human Resources since April 2007. Prior to joining us, from May 2005 through March 2007 Ms. Troike was the Vice President of Human Resources at Glimcher Realty Trust, a New York Stock Exchange traded real estate investment trust that owns, develops and manages regional and super-regional shopping malls. From December 2000 to April 2005, Ms. Troike was the Director of Human Resources for Bath and Body Works, which is owned by Limited Brands. Ms. Troike also served as Vice President for First USA Bank from June 1996 to November 2000.

Stephen J. Weiss joined us as President, EDMC Online Higher Education in October 2003. Prior to joining us, Mr. Weiss served as President and Chief Operating Officer of Capella Education Company from October 1998 to June 2003 and Director, Education Business Unit of Honeywell Corporation from July 1997 to October 1998. Mr. Weiss also serves on the board of directors of AWS Convergence Technologies.

Edward H. West became our Executive Vice President and Chief Financial Officer upon the consummation of the Transaction in June 2006. Mr. West is the former Chairman and Chief Executive Officer of ICG Commerce, a position he held from 2002 until 2006. Prior to joining ICG Commerce, Mr. West served as President and Chief Operating Officer from 2001 to 2002 and Chief Financial Officer from 2000 to 2001 of Internet Capital Group. Prior to joining Internet Capital Group, Mr. West was an employee of Delta Air Lines from 1994 to 2000, and most recently served as its Executive Vice President and Chief Financial Officer. Mr. West currently serves on the board of Entercom Communications Corp.

Adrian M. Jones joined Goldman, Sachs & Co. in 1994, and has been a Managing Director within the Principal Investment Area of its Merchant Banking Division since 2002. He serves on the board of directors of Biomet, Inc., Burger King Holding Inc., Dollar General Corporation, HealthMarkets, Inc. and Signature Hospital Holding, LLC.

Leo F. Mullin retired as Chief Executive Officer of Delta Air Lines in January 2004 and Chairman in April 2004, after having served as Chief Executive Officer of Delta since 1997 and Chairman since 1999. Mr. Mullin currently serves as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Mr. Mullin is also a Director of Johnson & Johnson, BellSouth Corporation, the Juvenile Diabetes Research Foundation and The Field Museum. He is a member of The Business Council and a member of the Advisory Board of the Carter Center.

Paul J. Salem is a Senior Managing Director and a co-founder of Providence Equity. Prior to joining Providence Equity in 1992, Mr. Salem worked for Morgan Stanley & Co. in corporate finance and mergers and acquisitions. Prior to that time, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included leveraged buyout transactions and establishing Prudential’s European investment office. Mr. Salem is also a director of Ausurian Corp.

Peter O. Wilde is a Managing Director of Providence Equity. Prior to joining Providence Equity in 2002, Mr. Wilde was a General Partner at BCI Partners, where he began his career in private equity investing in 1992. Mr. Wilde is also a director of Ausurian Corp., Decision Resources, Kerasotes Theatres, Inc., Medical Media Holdings, Pluris Inc. and Survey Sampling International and is chairman of Study Island and The Vendome Group.

Jeffrey T. Leeds is President and Co-Founder of Leeds Equity Partners, which he co-founded in 1993 and which invests in private equity transactions in the education, information services and training industries. Prior to co-founding Leeds Equity Partners, Mr. Leeds spent seven years specializing in mergers and acquisitions and corporate finance at Lazard Freres & Co. Prior to joining Lazard, Mr. Leeds served as a law clerk to the Hon. William J. Brennan, Jr. of the Supreme Court of the United States during the 1985 October Term. Mr. Leeds also worked in the corporate department of the law firm of Cravath, Swaine & Moore in New York after graduating from law school. Mr. Leeds currently serves as a director of SeatonCorp., Miller Heiman, Inc., and RealPage, Inc. and as a Trustee on the United Federation of Teacher’s Charter School Board in New York City. Mr. Leeds has previously served as a director of Ross University, Argosy University and Datamark, Inc., among others. Mr. Leeds graduated summa cum laude from Yale University with a B.A. degree in History and attended Oxford University as a Marshall Scholar. Mr. Leeds earned his J.D., magna cum laude, from Harvard Law School.

Providence Equity and Goldman Sachs each have the right to appoint two representatives and Leeds Equity Partners has the right to appoint one representative to our Board of Directors under the terms of an agreement entered into among our shareholders.

Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct that applies to all of its employees, including its Chief Executive Officer and Chief Financial Officer. The Code is available on the Company’s website at www.edmc.com.

Audit Committee

Because the Company’s equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have, and do not have, an audit committee and therefore do not have an audit committee financial expert. The Board of Directors of the Company, with the assistance of a dedicated director liaison, performs the function of an audit committee.

ITEM 11. EXECUTIVE	COMPENSATION

Compensation Discussion and Analysis

Overview

The Company is a wholly-owned subsidiary of Education Management Holdings LLC, which is wholly owned by Education Management Corporation. Representatives from the Sponsors negotiated compensation arrangements with our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers (“Named Executive Officers”), and the overall amounts and mix of compensation paid to these executive officers reflects negotiations between these executive officers and the Sponsors.

Compensation Objectives

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results; and

•	to further align the interests of executive officers with those of our stockholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

Our compensation program for senior executives, including the Named Executive Officers, is designed to reward Company performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance.” Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at each individual’s contributions to our overall results, and our operating and financial performance compared with the targeted goals.

Discussion of Specific Compensation Elements

Our executive compensation during 2007 included base salary, cash bonuses, stock options, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

Base Salary

We determine base salaries for all of our Named Executive Officers by reviewing the Company’s and individual performance, the value each Named Executive Officer brings to us and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of the Company and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Cash Bonuses

We provide annual incentives to our executive officers and other key employees in the form of cash bonuses. These bonuses are granted pursuant to our Management Incentive Compensation Plan (“MICP”), which provides that bonuses are to be paid based on the attainment of corporate and individual goals and objectives. At the beginning of each fiscal year, the Board of Directors establishes target bonuses as a percentage of each eligible employee’s annual salary. For our executive officers, these target bonus percentages are based on their respective employment agreements. The Board of Directors establishes annual performance “triggers” which must be satisfied in order for employees who participate in the MICP to receive bonus payments. In fiscal 2007, the performance triggers were as follows:

•	For education systems other than Argosy University, achievement of a specified undergraduate student placement rate and average starting salary for placed students; and

•	For Argosy University employees, each campus must have submitted a satisfactory draft of its HLC self-study report and received a passing rating from an internal peer review visiting team.

Corporate officers (including our executive officers) receive 85% of their target bonus based on satisfaction of the non-Argosy University payment trigger and 15% of their target bonus based on satisfaction of the Argosy University payment trigger. Both performance triggers were satisfied during fiscal 2007.

If the performance triggers are satisfied, the amount of bonuses paid under the MICP are determined based on our performance against specific financial targets established by the Board of Directors at the beginning of each year. For fiscal 2007, these financial targets were (i) earnings before interest, depreciation, taxes and amortization (“EBITDA”) less capital expenditures, and (ii) gross revenue. Corporate officers, including Messrs. McKernan, Nelson, Charlson and West and Ms. Sauchuk, generally received 75% percent of their bonus based on the EBITDA less capital expenditures target and 25% based on the gross revenue target based on our overall financial results. Eligible employees who work for a specific school system are paid bonuses based on the results of their respective school system. The bonuses payable to Messrs. Mazzoni and South under the MICP are based partially on our overall financial results and partially based on the results of their respective education systems. Mr. Weiss’s bonus under the MICP is based partially on our overall financial results and partially based on the results of the fully online programs offered by The Art Institutes, Argosy University and South University. Members of executive committees at individual schools receive bonuses based on the financial results of their school. The MICP provides for minimum and maximum attainments of each financial target and additional payments based on greater than 100% satisfaction of the EBITDA, capital expenditures and gross revenue financial targets. The Board of Directors has the discretion to modify a bonus computed under the terms of the MICP by up to 20% of amount otherwise payable under the plan, provided that no bonus under the MICP may exceed 150% of an employee’s annual salary. In fiscal 2007, each of our Named Executive Officers received a 20% discretionary increase to their bonuses payable under the MICP due to our strong financial performance.

Long Term Incentive Plans

2006 Stock Option Plan. Under the 2006 Stock Option Plan, certain management and key employees of the Company are granted a combination of time-based options and performance-based options to purchase common stock issued by EDMC. Time-based options generally vest ratably over a five-year period on the anniversary of the date of the grant. Performance-based options vest upon the attainment of specified returns on invested capital in EDMC by the investment funds associated with Providence Equity Partners and Goldman Sachs Capital Partners which invested in EDMC in connection with the Transaction. Time-based and performance-based options generally vest upon a change in control, subject to certain conditions, and expire ten years from the date of grant. Both the time-based and performance-based grants are subject to conditions under SFAS No. 123R, “Share-Based Payment”, that define certain events that must occur in order for the participants to receive fair market value for their options.

Long Term Incentive Compensation Plan. EDMC adopted a Long Term Incentive Compensation Plan in February 2007. Employees of the Company and its subsidiaries are eligible to receive unit awards under the Plan. Pursuant to the terms of the Plan, a bonus pool is created after the occurrence of a “Realization Event” based on returns to EDMC’s shareholders in excess of their initial investment. Payments by EDMC to the Plan will be in cash or, at the election of EDMC’s board of directors following an initial public offering, shares of common stock of EDMC. A “Realization Event” is the first day after (a) certain funds affiliated with the Sponsors cease to own in the aggregate at least 30% of the outstanding voting securities of EDMC, measured by voting power, and (b) the Sponsors have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. None of our executive officers participated in the Long Term Incentive Compensation Plan during fiscal 2007.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability, a deferred compensation plan and a 401(k) plan.

We also offer limited to certain executives perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include reimbursement of relocation expenses and related tax gross-ups and are quantified in the Summary Compensation Table below.

Compensation Committee Interlocks and Insider Participation

Because our equity is not publicly traded, we do not have a compensation committee. Our Board is composed of seven directors, two of whom were officers of the Company during the past fiscal year, all of whom, except for Mr. Nelson who joined the Board of Directors in February 2007, participated in deliberations concerning executive officer compensation during fiscal year 2007. There are no interlocking relationships requiring disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Compensation Committee Report

As the Company does not have a Compensation Committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Board of Directors has determined that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Respectfully submitted,

John R. McKernan, Jr.

Todd S. Nelson

Adrian M. Jones

Jeffrey T. Leeds

Leo F. Mullin

Paul J. Salem

Peter O. Wilde

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Company’s Named Executive Officers for the year ended June 30, 2007.

	Fiscal Year	Salary	Bonus	Stock Award	Option Award (s) (1)	Non-Equity Incentive Plan Payments	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
John R. McKernan, Jr. (2)	2007	$553,466	$942,356	—	—	—	—	$60,254	(3)	$1,556,076
Executive Chairman

Todd S. Nelson (4)	2007	177,692	392,649	—	—	—	—	31,839	(5)	602,180
President and Chief Executive Officer

Edward H. West	2007	450,000	771,019	—	—	—	—	56,970	(6)	1,277,989
Chief Financial Officer

John M. Mazzoni	2007	297,061	363,042	—	—	—	—	25,173	(7)	685,276
President, The Art Institutes

John T. South, III	2007	296,885	369,309	—	—	—	—	180,890	(8)	847,084
Chancellor, South University and Chairman of the Board of Directors, Argosy University

Stephen J. Weiss	2007	294,185	450,000	—	—	—	—	20,201	(9)	764,386
President, EDMC Online Higher Education

(1)	The Company did not record any expense for options under SFAS No. 123R during fiscal 2007. If we had recorded option expense under SFAS No. 123R, we would have recorded expense for the time-vested options of $762,249 for Mr. McKernan, $611,540 for Mr. Nelson, $314,916 for Mr. West, $108,064 for Mr. Mazzoni, $72,805 for Mr. South and $144,140 for Mr. Weiss. A description of the Company’s analysis of SFAS No. 123R expense is set forth in Note 12 to the accompanying audited consolidated financial statements.
(2)	Mr. McKernan also served as our Chief Executive Officer until February 2007 when Mr. Nelson was hired as Chief Executive Officer and President.
(3)	Includes the Company’s match to Mr. McKernan’s 401(k) contribution ($10,137), the amount paid to the Company’s Deferred Compensation Plan on Mr. McKernan’s behalf due to a limitation on the Company’s match to the 401(k) plan under the terms of the plan document ($47,795), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. McKernan.
(4)	Mr. Nelson became the Company’s Chief Executive Officer in February 2007. The amounts included in this table for Mr. Nelson reflect compensation paid from February to June 2007.
(5)	Includes the reimbursement for housing in Pittsburgh, PA, reimbursement for travel to and from Pittsburgh, PA, a tax gross-up payment for the housing and travel reimbursements ($10,806) and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Nelson.
(6)	Includes the reimbursement for housing in Pittsburgh, PA, reimbursement for travel to and from Pittsburgh, PA, a tax gross-up payment for the housing and travel reimbursements ($15,533) and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. West. A description of our purchase of Mr. West’s house pursuant to our employee relocation policy is included in “Certain Relationships and Related Transactions and Director Independence” below.
(7)	Includes the Company’s match to Mr. Mazzoni’s 401(k) contribution, the amount paid to the Company’s Deferred Compensation Plan on Mr. Mazzoni’s behalf due to a limitation on the Company’s match to the 401(k) plan under the terms of the plan document ($16,305), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Mazzoni.
(8)	Includes the Company’s match to Mr. South’s 401(k) contribution ($10,881), the amount paid to the Company’s Deferred Compensation Plan on Mr. South’s behalf due to a limitation on the Company’s match to the 401(k) plan under the terms of the plan document ($16,311), reimbursement for use of Mr. South’s personal plane for business travel ($142,999), reimbursement for membership of several social clubs and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. South.
(9)	Includes the Company’s match to Mr. Weiss’s 401(k) contribution, the amount paid to the Company’s Deferred Compensation Plan on Mr. Weiss’s behalf due to a limitation on the Company’s match to the 401(k) plan under the terms of the plan document ($13,115), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Weiss.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding plan-based awards granted to the Named Executive Officers during the fiscal year ended June 30, 2007.

	Grant Date							All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price ($)	Grant Date Fair Value of Option Awards(6)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
John R. McKernan, Jr.	8/1/2006	—	—	—	—	—	—	—	171,052	(1)	$50.00	$4,195,906
	8/1/2006	—	—	—	—	—	—	—	171,053	(2)	$50.00	$1,613,030

Todd S. Nelson	3/9/2007	—	—	—	—	—	—	—	282,101	(3)	$55.00	$8,426,357
	3/9/2007	—	—	—	—	—	—	—	282,102	(4)	$55.00	$2,959,250
	3/30/2007	—	—	—	—	—	—	—	25,000	(3)	$55.00	$746,750

Edward H. West	8/1/2006	—	—	—	—	—	—	—	68,421	(5)	$50.00	$1,678,367
	8/1/2006	—	—	—	—	—	—	—	68,421	(4)	$50.00	$645,210
	6/28/2007	—	—	—	—	—	—	—	10,263	(3)	$60.00	$432,893
	6/28/2007	—	—	—	—	—	—	—	10,263	(4)	$60.00	$168,621

John M. Mazzoni	12/5/2006	—	—	—	—	—	—	—	33,100	(5)	$50.00	$896,348
	12/5/2006	—	—	—	—	—	—	—	33,100	(4)	$50.00	$322,394
	6/28/2007	—	—	—	—	—	—	—	4,965	(3)	$60.00	$209,424
	6/28/2007	—	—	—	—	—	—	—	4,965	(4)	$60.00	$81,575

John T. South, III	12/5/2006	—	—	—	—	—	—	—	22,300	(5)	$50.00	$603,884
	12/5/2006	—	—	—	—	—	—	—	22,300	(4)	$50.00	$217,202
	6/28/2007	—	—	—	—	—	—	—	3,345	(3)	$60.00	$141,092
	6/28/2007	—	—	—	—	—	—	—	3,345	(4)	$60.00	$54,958

Stephen J. Weiss	12/5/2006	—	—	—	—	—	—	—	44,150	(5)	$50.00	$1,195,582
	12/5/2006	—	—	—	—	—	—	—	44,150	(4)	$50.00	$430,021
	6/28/2007	—	—	—	—	—	—	—	6,622	(3)	$60.00	$279,316
	6/28/2007	—	—	—	—	—	—	—	6,623	(4)	$60.00	$108,816

(1)	Represents time vested stock options that vest on a monthly basis over a five-year term. Mr. McKernan will forfeit 46,750 of his time vested stock options on December 31, 2007, the effective date of the “transition event” under his employment agreement.
(2)	Represents performance vested stock options that vest based on investment returns to the investment funds associated with the Sponsors which invested in EDMC in connection with the Transaction. Mr. McKernan will forfeit 46,755 of his performance vested stock options on December 31, 2007, the effective date of the “transition event” under his employment agreement.
(3)	Represents time vested stock options, twenty percent of which vest on the first five anniversaries of the date of grant.
(4)	Represents performance vested stock options that vest based on investment returns to the investment funds associated with the Sponsors which invested in EDMC in connection with the Transaction.
(5)	Represents time vested stock options, twenty percent of which vested on June 1, 2007 and twenty percent of which vests on June 1 of the next four years.
(6)	Computed based on SFAS No. 123R fair value of option grant.

Employment Agreements

We have entered into employment agreements with all our executive officers and certain other certain senior managers. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control. In addition, under the terms of the option awards made to executives, acceleration of vesting of options occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change-in-Control” below.

McKernan Employment Agreement. Effective as of June 1, 2006, we entered into an employment agreement with Mr. McKernan, which was modified on February 13, 2007 and June 28, 2007 (the “McKernan Agreement”). The McKernan Agreement cancelled and superseded Mr. McKernan’s prior employment agreement, dated as of August 5, 2003. Mr. McKernan became our Executive Chairman in February 2007 upon Mr. Nelson being hired as Chief Executive Officer and President. The McKernan Agreement provides that Mr. McKernan will receive an annual salary of $550,000, subject to review and discretionary increases by the Board of Directors, a target bonus of 125% of his annual salary and other employee benefits under the various benefit plans and programs we maintain for our employees. As of December 31, 2007, a “transition event” will be deemed to occur under the McKernan Agreement and Mr. McKernan’s annual salary will decrease by 40% and he will forfeit 40% of his nonvested stock options. Mr. McKernan will decrease his hours worked on behalf of the Company once the transition event occurs and will be permitted to undertake other engagements that do not interfere with his obligations to the Company.

The McKernan Agreement is for a five-year term. We may terminate the McKernan Agreement with or without cause and Mr. McKernan may resign in each case, other than a termination for cause, upon 30 days advance written notice to the other party. If Mr. McKernan is terminated during his term other than for cause (as defined in the McKernan Agreement), or by Mr. McKernan for good reason, Mr. McKernan is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is within the first two-year period, or if it is in anticipation of or within two years following a change of control) the sum of his base salary plus the target annual bonus, and (ii) a pro-rata annual bonus based on his target annual bonus. “Good reason,” as that term is used above, includes (a) any material diminution of authorities, titles or offices, (b) any change in the reporting structure such that Mr. McKernan reports to someone other than the Board of Directors, (c) a relocation of primary place of employment by more than 50 miles, (d) a material breach of ours of any material obligation to Mr. McKernan, and (e) any failure of ours to obtain the assumption in writing of its obligation to perform the McKernan Agreement by any successor following a change of control.

The McKernan Agreement contains non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of twenty-four months following termination of employment. Mr. McKernan also purchased $3,000,000 of EDMC’s common stock pursuant to a purchase agreement with Goldman Sachs Capital Partners and Providence Equity Partners.

Nelson Employment Agreement. On February 8, 2007, we entered into an employment agreement (the “Nelson Agreement”) with Mr. Nelson pursuant to which Mr. Nelson serves as the Chief Executive Officer and President of the Company and as a director of both the Company and EDMC.

The Nelson Agreement is for a term of three years ending on February 20, 2010 and is subject at the end of that initial term to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 180 days prior to the end of the applicable term. Under the terms the agreement, Mr. Nelson receives a base salary of $550,000 and a target bonus of 125% of his base salary. The salary and target bonus percentages will be reviewed annually and may be adjusted upward by the Board of Directors. Mr. Nelson will also receive other employee benefits under the various benefit plans and programs the Company maintains for its employees.

The Company may terminate the Nelson Agreement with or without cause and Mr. Nelson may resign upon 30 days advance written notice to the other party, except that no notice is required upon termination by the Company for cause. Upon the termination of Mr. Nelson’s employment for any reason, Mr. Nelson will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. Nelson is terminated during the term of the Nelson Agreement other than for cause, or if Mr. Nelson terminates his employment for good reason, Mr. Nelson is entitled to a lump sum severance payment equal to (i) 1.5 times the sum of his annual base salary plus his target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. In the event that such termination without cause or for good reason is in anticipation of or within two years following a change of control, the lump sum paid to Mr. Nelson will equal (y) 3.0 times the sum of his base salary plus the target annual bonus, and (z) a pro-rated annual bonus based on his target annual bonus. “Good Reason,” as that term is used above, generally includes (a) any material diminution in Mr. Nelson’s responsibilities or titles, or the assignment to him of duties that materially impair his ability to perform the duties normally assigned to an executive in his role at a corporation of the size and nature of the Company; (b) any change in the reporting structure so that Mr. Nelson does not report to the Board of Directors; (c) any relocation of the Company’s principal office to a location more than fifty (50) miles from Pittsburgh, Pennsylvania following Mr. Nelson’s relocation to the metropolitan Pittsburgh area; (d) a material breach by the Company of any material obligation to Mr. Nelson; or (e) in the event of a change in control, any failure of the Company to obtain written agreement of the successor to the Company to perform the Company’s obligations under the Nelson Agreement. If the Company terminates the agreement effective upon expiration of the term with timely notice to Mr. Nelson, and Mr. Nelson elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the Nelson Agreement.

The Nelson Agreement also includes non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of twelve months following termination of employment while the non-solicitation period continues for twenty-four months following termination of employment. Mr. Nelson purchased $10,000,000 of EDMC’s common stock pursuant to the Nelson Agreement. We also agreed to reimburse Mr. Nelson for housing in Pittsburgh, PA and periodic round trips to Phoenix, AZ and Salt Lake City, UT through June 2009.

West Employment Agreement. Effective as of June 1, 2006, we entered into an employment agreement with Mr. West, dated as of June 1, 2006 (the “West Agreement”), under which Mr. West serves as our Executive Vice President and Chief Financial Officer. The West Agreement is for a term of three years ending on June 1, 2009 and is subject at the end of that initial term to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 180 days prior to any renewal date. Mr. West currently receives a base salary at an annual rate of $450,000, which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus of 125% of his annual salary and other employee benefits under the various benefit plans and programs we maintain for our employees.

Mr. West also purchased $500,000 of EDMC common stock pursuant to a purchase agreement with Goldman Sachs and Providence Equity.

We may terminate the West Agreement with or without cause and Mr. West may resign in each case, other than a termination for cause, upon 30 days advance written notice to the other party. Upon an eligible termination for any reason, Mr. West will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. Under the West Agreement, if Mr. West is terminated during his term other than for cause (as defined in the West Agreement), or by Mr. West for good reason, Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is in anticipation of or within two years following a change of control) the sum of Mr. West’s base salary plus the target annual bonus and (ii) a pro-rata annual bonus based on his target annual bonus. “Good reason,” as that term is used above, includes (a) any material diminution of authorities, titles or offices, (b) any change in the reporting structure such that Mr. West reports to someone other than the Board of Directors, (c) a relocation of primary place of employment by more than 50 miles, (d) a material breach of ours of any material obligation to Mr. West and (e) any failure of ours to obtain the assumption in writing of its obligation to perform the West Agreement by any successor following a change of control. If we terminate the agreement effective upon expiration of the term with timely notice to Mr. West, and Mr. West elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the West Agreement.

The West Agreement contains non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of eighteen months following termination of employment. The West Agreement provides that we will reimburse Mr. West for housing in Pittsburgh, PA and weekly round trips to Philadelphia, PA through August 2007 unless Mr. West earlier relocates to Pittsburgh, PA. We also agreed to bear the cost of Mr. West’s relocation to Pittsburgh, PA in accordance with our relocation policy.

Other Executive Employment Agreements.

The employment agreements with Messrs. Mazzoni, South and Weiss include the following terms:

•

A three-year term commencing December 7, 2006, with one-year automatic renewals unless terminated on 180 days advance notice, provided that if we terminate the agreement effective upon expiration of the term with timely notice to executive, and the executive elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the employment agreement;

•	An annual base salary which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus of based on a percentage of the executive’s annual salary;

•	Employee benefits under the various benefit plans and programs we maintain for our employees;

•	Participation in the EDMC stock option plan;

•

Monthly salary and bonus payments for twelve months (eighteen months in the case of Mr. Weiss) upon a termination without “cause” or a resignation for “good reason”, provided that the period of monthly payments increases to two years if the termination without cause or resignation for good reason if the date of termination is in anticipation of or within two years following a change of control;

•	Noncompetition, confidentiality and nonsolicitation restrictive covenants for a period of twelve months after termination of employment;

•

In the event of the executive’s disability, continuation of all compensation and benefits through the earlier to occur of the next anniversary of the date of the employment agreement or the date of the executive’s death, provided that the obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan that we sponsor or otherwise maintain and that in no event will our the total annual obligation base salary payments to the executive be greater than an amount equal to two-thirds (2/3) of the executive’s base salary; and

•

In the event of the executive death, six months of salary, a pro-rata bonus for the year of death and six months of bonus payments based on the higher of (i) the average bonus paid to the executive in each of the last three years, and (ii) the bonus paid to the executive in the most recent twelve month period (annualized for any partial year payments).

In addition, Mr. South’s employment agreement provides that we will reimburse him for membership fees at certain social clubs and for up to $160,000 in expenses associated with the use of his personal plane for business purposes. The definition of “good reason” in each of the executive’s employment agreements includes (i) the reassignment of the executive to a position that is not a corporate officer level position or the assignment to the executive of duties that are not consistent with such corporate officer level position, (ii) a relocation of the executive’s primary place of employment by more than 50 miles, (iii) a material breach of ours of any material obligation to the executive and (iv) any failure of ours to obtain the assumption in writing of its obligation to perform the employment agreement by any successor following a change of control. In addition, Mr. South’s employment allows him to terminate the agreement for good reason (a) upon a change in the control or structure of the Company or South University which materially and adversely impacts his ability to satisfy the terms of an Escrow Agreement we entered into with him in connection with his sale of South University to us, and (b) his removal as Chancellor of South University.

The time vested stock option agreements entered into with each of our executive officers provide for additional vesting in the event that the executive is terminated without cause or resigns for good reason prior to the executive’s time vested options becoming fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding stock options and restricted stock held by the Named Executive Officers at June 30, 2007.

	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John R. McKernan, Jr.	37,069	(1)	133,983	(1)	—		$50.00	5/31/2016	—	—	—	—
	—		—		171,053	(2)	50.00	5/31/2016	—	—	—	—

Todd S. Nelson	—		282,101	(3)	—		55.00	3/8/2017	—	—	—	—
	—		—		282,102	(4)	55.00	3/8/2017	—	—	—	—
	—		25,000	(5)	—		55.00	3/29/2017	—	—	—	—

Edward H. West	13,684	(6)	54,737	(6)	—		50.00	5/31/2016	—	—	—	—
	—		—		68,421	(4)	50.00	5/31/2016	—	—	—	—
	—		10,263	(7)	—		60.00	6/27/2017	—	—	—	—
	—		—		10,263	(4)	60.00	6/27/2017	—	—	—	—

John M. Mazzoni	6,620	(6)	26,480	(6)	—		50.00	5/31/2016	—	—	—	—
	—		—		33,100	(4)	50.00	5/31/2016	—	—	—	—
	—		4,965	(7)	—		60.00	6/27/2017	—	—	—	—
	—		—		4,965	(4)	60.00	6/27/2017	—	—	—	—

John T. South, III	4,460	(6)	17,840	(6)	—		50.00	5/31/2016	—	—	—	—
	—		—		22,300	(4)	50.00	5/31/2016	—	—	—	—
	—		3,345	(7)	—		60.00	6/27/2017	—	—	—	—
	—		—		3,345	(4)	60.00	6/27/2017	—	—	—	—

Stephen J. Weiss	8,830	(6)	35,320	(6)	—		50.00	5/31/2016	—	—	—	—
	—		—		44,150	(4)	50.00	5/31/2016	—	—	—	—
	—		6,622	(7)	—		60.00	6/27/2017	—	—	—	—
	—		—		6,623	(4)	60.00	6/27/2017	—	—	—	—

(1)	Represents time vested stock options that vest on a monthly basis over a five-year term. Mr. McKernan will forfeit 46,750 of his time vested stock options on December 31, 2007, the effective date of the “transition event” under his employment agreement.
(2)	Represents performance vested stock options that vest based on investment returns to the investment funds associated with the Sponsors which invested in EDMC in connection with the Transaction. Mr. McKernan will forfeit 46,755 of his performance vested stock options on December 31, 2007, the effective date of the “transition event” under his employment agreement.
(3)	Represents time-based stock options which vest over a five-year period with twenty percent vesting on March 9, 2008, one year from the date of grant, and twenty percent vesting on each of the next four anniversaries of the date of grant.
(4)	Represents performance vested stock options that vest based on investment returns to the investment funds associated with the Sponsors which invested in EDMC in connection with the Transaction.
(5)	Represents time-based stock options which vest over a five-year period with twenty percent vesting on March 30, 2008, one year from the date of grant, and twenty percent vesting on each of the next four anniversaries of the date of grant.
(6)	Represents time-based stock options, twenty percent of which vested on June 1, 2007 and twenty percent of which vests on June 1 of the next four years.

(7)	Represents time-based stock options which vest over a five-year period with twenty percent vesting on June 28, 2008, one year from the date of grant, and twenty percent vesting on each of the next four anniversaries of the date of grant.

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during the fiscal year ended June 30, 2007.

Pension Benefits

None of the Named Executive Officers receive pension benefits.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth the nonqualified deferred compensation received by named executive officers during the fiscal year ended June 30, 2007.

	Executive Contributions in Fiscal 2007	Registrant Contributions in Fiscal 2007	Aggregate Earnings in Fiscal 2007	Aggregate Withdrawals/ Distributions	Aggregate Balance at 6/30/07
John R. McKernan, Jr.	$78,339	$47,795	$94,516	—	$650,720
Todd S. Nelson	—	—	—	—	—
Edward H. West	—	—	—	—	—
John M. Mazzoni	3,677	16,305	13,174	—	113,944
John T. South, III	—	16,311	1,371	—	44,390
Stephen J. Weiss	—	13,115	3,126	—	27,323

We have a nonqualified deferred compensation plan for key executives, officers, and certain other employees to allow compensation deferrals in addition to the amounts that may be deferred under the 401(k) plan. Participants in the deferred compensation plan may defer up to 100% of their annual cash compensation. While we do not match any portion of a participant’s contribution to the deferred compensation plan, participants who do not received the full employer match on their contribution to the 401(k) plan due to Internal Revenue Service limitations on individual contributions to the 401(k) plan may have the matching contribution they would have received absent the IRS limitation contributed to the deferred compensation plan on their behalf. We currently match 100% of employee contributions to the 401(k) plan for up to 3% of compensation and 50% of employee contributions between 4% and 6% of compensation. The investment options available in the deferred compensation plan are similar to those offered in the 401(k) plan, except that one managed investment fund available to participants in the 401(k) plan is not an investment option for the deferred compensation plan. Plan benefits are paid from our assets.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

This section describes payments that may be made to the Company’s Named Executive Officers upon several events of termination, including termination in connection with a change in control, assuming the termination event occurred on June 30, 2007 (except as otherwise noted). The terms cause, change of control and sale of business are defined in the executive employment agreements. The term good reason for each executive employment agreement is described above under “Employment Agreements”. All payments to an executive described below are conditioned on the executive’s execution, delivery and non-revocation of a valid and enforceable general release of claims.

We may terminate the employment agreements with each of the Named Executive Officers with or without cause and the executive may resign in each case, other than a termination for cause, upon 30 days advance written notice to the other party. Upon an eligible termination for any reason, the executive will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If the executive is terminated for cause or if the executive terminates his employment other than for good reason, any annual bonus earned shall be forfeited.

Other material terms of the employment agreements with the Named Executive Officers addressing payments upon termination or a change-in-control are as follows:

John R. McKernan, Jr.

If Mr. McKernan is terminated during his term other than for cause, or if Mr. McKernan terminates his employment for good reason, Mr. McKernan is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is within the first two-year period of the agreement, or if it is in anticipation of or within two years following a change of control) the sum of Mr. McKernan’s base salary plus the target annual bonus and (ii) a pro-rated annual bonus based on his target annual bonus.

In addition, the McKernan Agreement will terminate prior to its scheduled expiration date in the event of death or disability. In the event of Mr. McKernan’s death during the employment term, we will continue to pay any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination.

Todd S. Nelson

If Mr. Nelson is terminated by the Company other than for cause, or if Mr. Nelson terminates his employment with good reason, Mr. Nelson is entitled to a lump sum severance payment equal to (i) 1.5 times (or three times if the termination is in anticipation of or within two years after a Change of Control) the sum of his annual base salary plus his target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Mr. Nelson is also entitled to reimbursement for COBRA premiums in the amount of COBRA premiums charged to Mr. Nelson minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.

In addition, the Nelson Agreement will terminate prior to its scheduled expiration date in the event of Mr. Nelson’s death or disability. In the event of his death or disability during the employment term, the Company will pay Mr. Nelson or his estate, as applicable, in addition to any accrued unpaid amounts, his pro-rated annual bonus for the year of such termination.

Edward H. West

If Mr. West is terminated by the Company other than for cause, or if Mr. West terminates his employment with good reason, then Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is in anticipation of or within two years following a change of control) the sum of Mr. West’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Mr. West is also entitled to reimbursement for COBRA premiums, in the amount of COBRA premium charged to Mr. West minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.

In addition, the West Agreement will terminate prior to its scheduled expiration date in the event of death or disability. In the event of Mr. West’s death during the employment term, we will continue to pay any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination.

Agreements with Messrs. Mazzoni, South and Weiss

If any of Messrs. Mazzoni, South or Weiss is terminated by the Company other than for cause, or one of these executives terminates his employment with good reason, then the executive is entitled to severance payment of (i) one times for Messrs. Mazzoni and South and one and one-half times for Mr. Weiss (or two times for all three executives if the termination is in anticipation of or within two years following a change of control) the sum of the executive’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Severance payments are made on a monthly basis except in the event of a termination in anticipation of or within two years following a change in control, in which case the payment will be made in a lump sum. Each executive is also entitled to continuation of welfare benefits minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.

In addition, the employment agreements with Messrs. Mazzoni, South or Weiss will terminate prior to its scheduled expiration date in the event of death or disability. In the event of the executive’s death during the employment term, we will continue to pay to the executive’s designee or his estate the executive’s base salary and pro rata target annual bonus for a period of six months in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination. In the event of the executive’s disability, the employment agreement will not terminate until the anniversary date of the agreement next following the date that the executive is determined to be disabled. For the period from the date the Executive is determined to be disabled through the earlier of the next anniversary date of the date of the employment agreement or the date of the executive’s death, we will continue to provide the executive all compensation and benefits provided for under the agreement, provided that our obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan and our total annual obligation pay the executive’s base salary will not exceed two-thirds (2/3) of the executive’s base salary.

Table of Benefits Upon Termination Events

The following tables show potential payments to the Named Executive Officers upon termination of employment assuming a June 30, 2007 termination date. In connection with the amounts shown in the table, stock option benefit amounts for each option as to which vesting will be accelerated upon the occurrence of the termination event is equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share of the option and the estimated fair market value of the stock on June 30, 2007 determined by an independent valuation firm.

John R. McKernan, Jr.

	Without Cause or For Good Reason	For Cause or Without Good Reason	Change in Control or Sale of Business (1)	Disability	Death
Compensation:
Base Salary and Target Bonus (2)	$3,712,500	$—	$3,712,500	$—	$—
Target Bonus in Year of Termination	687,500	—	687,500	687,500	687,500
Stock Options (3)	2,637,587	926,725	4,276,300	926,725	926,725

Benefits and Perquisites:
Health and Welfare Benefits	—	—	—	—	—
Outplacement Services	—	—	—	—	—
Life Insurance Proceeds (4)	—	—	—	—	500,000
Disability Benefits (5)	—	—	—		—
Accrued Vacation Pay	8,461	8,461	8,461	8,461	8,461
Excise Tax and Gross-Up	—	—	—	—	—

Total:	$7,046,048	$935,186	$8,684,761	$1,622,686	$2,122,686

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.
(2)	Consists of three times the sum of (i) fiscal 2007 base salary of $550,000 and (ii) fiscal 2007 target incentive bonus of $687,500.
(3)

Assumes fair market value of $75.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. McKernan is terminated other than for cause or terminates his employment for good reason, his time vested stock options will continue to vest for an additional 24 months. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30 day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by certain investors in EDMC in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(4)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.
(5)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

Todd S. Nelson

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business (1)		Disability	Death
Compensation:
Base Salary and Target Bonus	$1,856,250	(2)	$—	$3,712,500	(3)	$—	$—
Target Bonus in Year of Termination	257,813		—	257,813		257,813	257,813
Stock Options (4)	2,456,808		—	6,142,020		—	—

Benefits and Perquisites:
Health and Welfare Benefits (5)	11,371		—	11,371		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds (6)	—		—	—		—	500,000
Disability Benefits (7)	—		—			—	—
Accrued Vacation Pay	8,462		8,462	8,462		8,462	8,462
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$4,590,704		$8,462	$10,132,166		$266,275	$766,275

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.
(2)	Consists of two times the sum of (i) fiscal 2007 base salary of $550,000 and (ii) fiscal 2007 target incentive bonus of $687,500.
(3)	Consists of three times the sum of (i) fiscal 2007 base salary of $550,000 and (ii) fiscal 2007 target incentive bonus of $687,500.
(4)

Assumes fair market value of $75.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Nelson is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on each of the next two anniversaries of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30 day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by certain investors in EDMC in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the Company’s estimated expense of providing the executive with COBRA health insurance benefits for 18 months after termination.
(6)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.
(7)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

Edward H. West

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business (1)		Disability	Death
Compensation:
Base Salary and Target Bonus	$1,518,750	(2)	$—	$2,025,000	(3)	$—	$—
Target Bonus in Year of Termination	562,500		—	562,500		562,500	562,500
Stock Options (4)	1,087,893		342,105	1,864,470		342,105	342,105

Benefits and Perquisites:
Health and Welfare Benefits (5)	11,371		—	11,371		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds (6)	—		—	—		—	500,000
Disability Benefits (7)			—				—
Accrued Vacation Pay	—		—	—		—	—
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$3,180,514		$342,105	$4,463,341		$904,605	$1,404,605

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.
(2)	Consists of 1.5 times the sum of (i) fiscal 2007 base salary of $450,000 and (ii) fiscal 2007 target incentive bonus of $562,500.
(3)	Consists of two times the sum of (i) fiscal 2007 base salary of $450,000 and (ii) fiscal 2007 target incentive bonus of $562,500.
(4)	Assumes fair market value of $75.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. West is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on each of the next two anniversaries of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30 day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by certain investors in EDMC in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the Company’s estimated expense of providing the executive with COBRA health insurance benefits for 18 months after termination.
(6)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.
(7)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

John M. Mazzoni

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business (1)		Disability		Death
Compensation:
Base Salary and Target Bonus	$570,000	(2)	$—	$1,140,000	(3)	$200,000	(4)	$285,000	(5)
Target Bonus in Year of Termination	270,000		—	270,000		270,000		270,000
Stock Options (6)	345,895		165,500	901,975		165,500		165,500

Benefits and Perquisites:
Health and Welfare Benefits (7)	7,580		—	7,580		7,580		—
Outplacement Services (8)	25,000		—	25,000		—		—
Life Insurance Proceeds (9)	—		—	—		—		500,000
Disability Benefits (10)	—		—	—		—		—
Accrued Vacation Pay	—		—	—		—		—
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$1,218,475		$165,500	$2,344,555		$643,080		$1,220,500

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.
(2)	Consists of the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $270,000.
(3)	Consists of two times the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $270,000.
(4)	Equals two-thirds of the executive’s base salary for fiscal 2007, the maximum amount of base salary the executive could receive under his employment agreement in the event that his employment is terminated due to a disability.
(5)	Consists of one-half of the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $270,000.
(6)

Assumes fair market value of $75.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Mazzoni is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30 day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by certain investors in EDMC in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(7)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.
(8)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.
(9)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.
(10)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

John T. South, III

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business (1)		Disability		Death
Compensation:
Base Salary and Target Bonus	$540,000	(2)	$—	$1,080,000	(3)	$200,000	(4)	$270,000	(5)
Target Bonus in Year of Termination	240,000		—	240,000		240,000		240,000
Stock Options (6)	233,035		111,500	607,675		111,500		111,500

Benefits and Perquisites:
Health and Welfare Benefits (7)	7,037		—	7,037		7,037		—
Outplacement Services (8)	25,000		—	25,000		—		—
Life Insurance Proceeds (9)	—		—	—		—		500,000
Disability Benefits (10)	—		—	—		—		—
Accrued Vacation Pay	3,462		3,462	3,462		3,462		3,462
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$1,048,534		$114,962	$1,963,124		$561,999		$1,124,962

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.
(2)	Consists of the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $240,000.
(3)	Consists of two times the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $240,000.
(4)	Equals two-thirds of the executive’s base salary for fiscal 2007, the maximum amount of base salary the executive could receive under his employment agreement in the event that his employment is terminated due to a disability.
(5)	Consists of one-half of the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $240,000.
(6)

Assumes fair market value of $75.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. South is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30 day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by certain investors in EDMC in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(7)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.
(8)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.
(9)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.
(10)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

Stephen J. Weiss

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business (1)		Disability		Death
Compensation:
Base Salary and Target Bonus	$900,000	(2)	$—	$1,200,000	(3)	$200,000	(4)	$300,000	(5)
Target Bonus in Year of Termination	300,000		—	300,000		300,000		300,000
Stock Options (6)	461,366		220,750	1,203,080		220,750		220,750

Benefits and Perquisites:
Health and Welfare Benefits (7)	7,398		—	7,398		7,398		—
Outplacement Services (8)	25,000		—	25,000		—		—
Life Insurance Proceeds (9)	—		—	—		—		500,000
Disability Benefits (10)	—		—	—		—		—
Accrued Vacation Pay	5,769		5,769	5,769		5,769		5,769
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$1,699,533		$226,519	$2,741,247		$733,917		$1,326,519

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.
(2)	Consists of 1.5 times the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $300,000.
(3)	Consists of two times the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $300,000.
(4)	Equals two-thirds of the executive’s base salary for fiscal 2007, the maximum amount of base salary the executive could receive under his employment agreement in the event that his employment is terminated due to a disability.
(5)	Consists of one-half of the sum of (i) fiscal 2007 base salary of $300,000 and (ii) fiscal 2007 target incentive bonus of $300,000.
(6)

Assumes fair market value of $75.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Weiss is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30 day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by certain investors in EDMC in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(7)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.
(8)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.
(9)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.
(10)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

DIRECTOR COMPENSATION

The Company’s directors do not receive compensation for their service on the Board.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding equity interests of Education Management LLC are owned by Education Management Holdings LLC. The following table presents information regarding the beneficial ownership of the equity securities of Education Management Corporation, parent of Education Management Holdings LLC, as of August 31, 2007 by each person who is known by us to beneficially own more than 5% of the equity securities of Education Management Corporation, by each of our directors, by each of the named executive officers, and by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Outstanding Shares Owned
Providence Equity Funds (2)	8,965,000	33.5%
GS Limited Partnerships (3) (4)	8,965,000	33.5%
GS EDMC Investors, LP (4)	1,600,000	6.0%
GS Private Equity Partners Funds (5)	1,400,000	5.2%
Leeds Equity Partners (6)	2,000,000	7.5%
Adrian M. Jones (3) (4)	8,965,000	33.5%
Jeffrey T. Leeds (6)	2,000,000	7.5%
John M. Mazzoni (7)	14,620	*
John R. McKernan, Jr. (8)	102,772	*
Leo F. Mullin	10,000	*
Todd S. Nelson	181,818	*
Paul J. Salem (2)	8,965,000	33.5%
John T. South, III (9)	54,460	*
Stephen J. Weiss (10)	18,830	*
Edward H. West (11)	23,684	*
Peter O. Wilde (2)	8,965,000	33.5%
All executive officers and directors as a group (15 persons) (12)	20,426,991	76.1%

*	Less than 1%.
(1)	The address of each listed shareholder, unless otherwise noted, is c/o Education Management LLC, 210 Sixth Avenue, 33rd Floor, Pittsburgh, PA 15222.
(2)

Includes (i) 7,223,957 shares of common stock held by Providence Equity Partners V, LP (“PEP V”), whose general partner is Providence Equity GP V LP, whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); (ii) 1,141,053 shares of common stock held by Providence Equity Partners V-A (“PEP V-A”),” whose general partner is Providence Equity GP V LP, whose general partner is PEP V LLC; (iii) 598,071 shares of common stock held by Providence Equity Partners IV LP (“PEP IV”), whose general partner is Providence Equity Partners GP IV LP, whose general partner is Providence Equity Partners IV L.L.C. (“PEP IV LLC”), and (iv) 1,929 shares of common stock held by Providence Equity Operating Partners IV LP (“PEOP IV”) and, collectively with PEP IV, PEP V and PEP V-A, the “Providence Equity Funds”), whose general partner is Providence Equity Partners GP IV LP, whose general partner is PEP IV LLC. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. PEP IV LLC may be deemed to share the beneficial ownership of PEP IV and PEOP IV. PEP IV LLC disclaims this beneficial ownership. Mr. Salem is a member of PEP V LLC and PEP IV LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaims such beneficial ownership. Mr. Wilde is a limited partner of Providence Equity Partners GP IV LP and Providence Equity Partners GP V LP and disclaims beneficial ownership of any securities owned by such limited partnerships. The address of Mr. Salem, Mr. Wilde and each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(3)	Consists of 4,720,611 shares owned by GS Capital Partners V Fund, L.P., 2,438,470 shares owned by GS Capital Partners Fund V Offshore Fund, L.P., 1,618,762 shares owned by GS Capital Partners V Institutional, L.P., and 187,157 shares owned by GS Capital Partners V GmbH & Co. KG (collectively, the “Goldman Sachs Capital Partners Funds”).
(4)

The Goldman Sachs Group, Inc. and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own the 10,565,000 shares of common stock which are collectively owned directly or indirectly by the Goldman Sachs Capital Partners Funds and GS EDMC Investors, LP, of which affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner or the managing partner. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Sachs Capital Partner Funds and GS EDMC Investors, LP. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Sachs Capital Partner Funds and GS EDMC Investors, LP share voting power and investment power with certain of their respective affiliates. Adrian M. Jones is a managing director of Goldman, Sachs & Co. Each of Mr. Jones, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Sachs Capital Partners Funds and GS EDMC Investors, LP, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Capital Partner Funds, The Goldman Sachs Group, Inc., Goldman Sachs & Co. and Mr. Jones if 85 Broad Street, 10th Floor, New York, New York 10004.

(5)

Consists of 427,926 shares owned by GS Private Equity Partners 2000, L.P., 150,626 shares owned by GS Private Equity Partners 2000 Offshore, L.P., 166,192 shares owned by GS Private Equity Partners 2000—Direct Investment Fund, L.P., 59,656 shares owned by GS Private Equity Partners 2002, L.P., 229,774 shares owned by GS Private Equity Partners 2002 Offshore, L.P., 51,850 shares owned by GS Private Equity Partners 2002—Direct Investment Fund, L.P., 26,380 shares owned by GS Private Equity Partners 2002 Employee Fund, L.P., 18,554 shares owned by GS Private Equity Partners 2004, L.P., 120,705 shares owned by GS Private Equity Partners 2004 Offshore, L.P., 34,596 shares owned by Multi-Strategy Holdings, LP, 83,372 shares owned by GS Private Equity Partners 2004—Direct Investment Fund, L.P. and 30,369 shares owned by GS Private Equity Partners 2004 Employee Fund, L.P. (collectively, the “GS Private Equity Partners Funds”). The Goldman Sachs Group, Inc., and certain of its affiliates, including Goldman Sachs Asset Management, L.P., may be deemed to directly or indirectly own the shares of common stock which are owned by the GS Private Equity Partners Funds, of which affiliates of The Goldman Sachs Group, Inc. and Goldman Sachs Asset Management, L.P. are the general partner, managing limited partner or the managing partner. Goldman Sachs Asset Management, L.P. is the investment manager for certain of the GS Private Equity Partners Funds. Goldman Sachs Asset Management, L.P. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman Sachs Asset Management, L.P. and the GS Private Equity Partners Funds share voting power and investment power with certain of their respective affiliates. Each of The Goldman Sachs Group, Inc. and Goldman Sachs Asset Management, L.P. disclaims beneficial ownership of the common shares owned directly or indirectly by the GS Private Equity Partners Funds except to the extent of their pecuniary interest therein, if any. The address of Goldman Sachs Asset Management, L.P. and the GS Private Equity Partner Funds is 32 Old Slip, 9th Floor, New York, New York 10004.

(6)

Shares are owned by Leeds Equity Partners IV, L.P., whose general partner is Leeds Equity Associates IV, L.L.C. Jeffrey T. Leeds, a director of the Company, is the President of Leeds Equity Advisors, Inc., which is the Managing Member of Leeds Equity Associates IV, L.L.C. The address of Leeds Equity Partners IV, L.P., Leeds Equity Associates IV, L.L.C., Leeds Equity Advisors, Inc. and Mr. Leeds is 350 Park Avenue, 23rd Floor, New York, New York 10022.

(7)	Includes 6,620 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(8)	Includes 42,772 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(9)	Includes 4,460 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(10)	Includes 8,830 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(11)	Includes 13,684 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(12)	Includes 81,306 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

EDMC sold 181,818 shares of common stock to Todd S. Nelson for $55.00 per share in March 2007 pursuant to the terms of Mr. Nelson’s employment agreement. In addition, in October and November of 2006 EMDC sold the following shares of common stock to executive officers and a director at $50.00 per share pursuant to a voluntary executive common stock purchase plan: Joseph A. Charlson – 4,500 shares; John M. Mazzoni – 8,000 shares; Leo F. Mullin – 10,000 shares; Stacey R. Sauchuk – 5,000 shares; John T. South, III – 50,000 shares; and Stephen J. Weiss - 10,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Approval of Transactions with Related Persons

As a private company, our Board of Directors generally reviews our related party transactions. We have not established formal policies and procedures regarding the review and approval of related party transactions other than our policy to comply with the covenants related to transactions with affiliates contained in the indentures governing our notes.

Shareholders’ Agreement

In connection with the Transaction, investment funds designated by the Sponsors acquired shares of capital stock of EDMC. Simultaneously with the closing of the Transaction, we and the Sponsors entered into a shareholders’ agreement, which was subsequently amended and restated. The amended and restated shareholders’ agreement contains agreements among the parties with respect to the election of our directors, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. The amended and restated shareholders’ agreement does not permit either Sponsor to elect more than two members of the Board or to control the votes of the other Sponsor’s shares. Leeds Equity Partners also has the right to appoint a representative to the Board of Directors under the amended and restated shareholders agreement. All the shareholders of EDMC are parties to the amended and restated shareholders agreement, including the management participants who hold shares of capital stock (including through the exercise of options).

Sponsor Management Agreement

Upon completion of the Transaction, we and EDMC entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates provide management services. Pursuant to such agreement, affiliates of the Sponsors receive an aggregate annual management fee equal to $5.0 million (which is shared on a pro rata basis based on share ownership with Leeds Equity Partners) and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. The term of the management agreement is ten years from the date of the closing of the Transaction.

Upon a change of control in our ownership or a public offering of our equity that meets certain conditions, and in recognition of facilitation of such change of control or public offering by affiliates of the Sponsors, these affiliates of the Sponsors may elect to receive, in lieu of annual payments of the management fee, a single lump sum cash payment equal to the then-present value of all then-current and future management fees payable under this agreement, calculated using discount rates equal to the yield on U.S. treasury securities with a maturity on or near the tenth anniversary of the closing date of the merger. The lump sum payment would only be payable to the extent that it is permitted under the indentures and other agreements governing our indebtedness.

Other Relationships

South University, which is a wholly-owned subsidiary of the Company, leases two of the buildings it occupies from two separate entities owned by John T. South, III, who is one of our executive officers. Total rental payments under these arrangements, which are included in educational services on our consolidated statements of income, were approximately $1.6 million for the fiscal year ended June 30, 2007.

During fiscal 2007 we purchased a house owned by Edward H. West through a relocation company for approximately $2.5 million pursuant to our employee relocation policy. The house was sold by the relocation after year-end for net proceeds to us of approximately $2.3 million.

In June 2006, we entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of Goldman Sachs Capital Partners, one of the Sponsors. The terms of the interest rate swap agreement are described in Note 9 to the accompanying audited consolidated financial statements. In February 2007, we paid an affiliate of Goldman Sachs Capital Partners $425,000 in connection with investment banking services provided to us when we amended and restated our senior secured loan facility. The beneficial stock ownership of Goldman Sachs Capital Partners in EDMC is described in “Security Ownership of Certain Beneficial Owners and Management”. Adrian M. Jones and Leo F. Mullin are appointees of Goldman Sachs Capital Partners on our Board of Directors under the terms of our amended and restated shareholders agreement.

Board Independence

None of the Company’s directors are “independent” within the meaning of the rules of any national securities exchange.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal 2007 and 2006, and fees for other services rendered by Ernst & Young LLP during fiscal 2007 and 2006.

	2007	2006
Audit Fees	$1,393,029	$1,531,785
Audit-Related Fees (1)	369,812	817,637
Tax Fees (2)	308,556	145,341

Total	$2,071,397	$2,494,763

(1)	Audit-Related Fees consist of Sarbanes Oxley Section 404 consultation, assistance during Transaction diligence process, assistance with Company’s private placement debt offering including assistance with purchase accounting and other technical matters, statutory audits of subsidiaries and technical assistance with SFAS No. 123R.
(2)	Tax Fees consist of merger and acquisition and international tax matters, transfer pricing study, assistance with preparation of Canadian tax returns, management fee study, transaction cost analysis and FIN 48 technical assistance.

Pre-Approval Policies and Procedures

The Company does not have, nor is it required to have, an audit committee and as a result the Company’s Board of Directors performs the duties of an audit committee. The Company’s Board of Directors, through a designated director liaison, evaluates and approves in advance the scope and cost of any and all proposed services to be provided by an auditor before the auditor renders audit or non-audit services. The appointment of Ernst & Young LLP as the Company’s independent auditor for fiscal 2007 was approved by the entire Board of Directors.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)1.	Financial Statements.
Reference is made to Item 8 herein.

(a	)2.	Financial Statement Schedules.
Reference is made to Item 8 herein.

(a	)3.	Exhibits
Reference is made to the Index on Page 131.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2007	EDUCATION MANAGEMENT LLC

/s/ EDWARD H. WEST
Edward H. West
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TODD S. NELSON Todd S. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	September 20, 2007

/s/ CHRISTOPHER M. LYNNE Christopher M. Lynne	Vice President, Controller and Chief Accounting Officer	September 20, 2007

/S/ EDWARD H. WEST Edward H. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 20, 2007

/S/ JOHN R. MCKERNAN, JR. John R. McKernan, Jr.	Executive Chairman and Chairman of the Board of Directors	September 20, 2007

/S/ ADRIAN M. JONES Adrian M. Jones	Director	September 20, 2007

/S/ LEO F. MULLIN Leo F. Mullin	Director	September 20, 2007

/S/ PAUL J. SALEM Paul J. Salem	Director	September 20, 2007

/S/ PETER O. WILDE Peter O. Wilde	Director	September 20, 2007

/S/ JEFFREY T. LEEDS Jeffrey T. Leeds	Director	September 20, 2007

Exhibit List
3.1	Certificate of Formation of Education Management LLC (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 27, 2006)

3.2	Limited Liability Company Agreement of Education Management LLC (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 27, 2006)

4.1	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 8 3/4% Senior Notes (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4/A of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on November 8, 2006)

4.2	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (previously filed as Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4/A of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on November 8, 2006)

10.1	Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on February 14, 2007).

10.2	Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on February 14, 2007).

10.3	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Joseph A. Charlson (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 13, 2006)

10.4	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on December 13, 2006)

10.5	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stacey R. Sauchuk (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on December 13, 2006)

10.6	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.04 to the Current Report on Form 8-K filed on December 13, 2006)

10.7	Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.05 to the Current Report on Form 8-K filed on December 13, 2006)

10.8	Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on April 5, 2007)

10.9	Letter Agreement, dated February 13, 2007, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on February 14, 2007)

Exhibit List
10.10	Letter Agreement, dated June 28, 2007, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on July 5, 2007)

10.11	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stephen J. Weiss (previously filed as Exhibit 10.06 to the Current Report on Form 8-K filed on December 13, 2006)

10.12	Form of Executive Time Vested Stock Option Agreement (previously filed as Exhibit 10.07 to the Current Report on Form 8-K filed on December 13, 2006)

10.13	Form of Executive Performance Vested Stock Option Agreement (previously filed as Exhibit 10.08 to the Current Report on Form 8-K filed on December 13, 2006)

10.14	Fiscal 2007 Management Incentive Stock Option Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 11, 2006)

10.15	EDMC Stock Option Plan, effective August 1, 2006, as amended (previously filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed on November 8, 2006, amendments filed as Exhibit 10.01 to the Current Report on Form 8- K filed on March 15, 2007, Exhibit 10.01 to the Current Report on Form 8-K filed on April 5, 2007 and Exhibit 10.01 to the Current Report on Form 8-K filed on July 5, 2007)

10.16	Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 29, 2006)

10.17	Education Management Corporation Long Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on March 2, 2007)

10.18	Amended and Restated Shareholders’ Agreement, dated as of October 30, 2006, between EDMC and each of the Shareholders named therein, as amended (previously filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed on November 8, 2006, amendment filed as Exhibit 10.02 to the Current Report on Form 8-K filed on April 5, 2007)

12.1*	Statement re computation of ratios

21.1	List of Subsidiaries (previously filed as Exhibit 21.1 to the Registration Statement on Form S-4 (File No. 333-137605) filed on September 27, 2006)

31.1*	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith. All other exhibits were previously filed.