Form 10-Q
period 2007-09-30
Education Management LLC
filed 2007-11-14
CIK 1375891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2007	June 30, 2007	September 30, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$308,440	$250,723	$206,000
Restricted cash	17,950	10,308	13,035

Total cash, cash equivalents and restricted cash	326,390	261,031	219,035

Receivables, net of allowances of $42,345, $38,002 and $36,769	65,000	69,940	56,502
Notes, advances and other	7,502	8,687	10,693
Inventories	11,669	6,969	9,181
Deferred income taxes	17,063	15,320	14,837
Prepaid income taxes	3,898	—	10,881
Other current assets	28,705	26,421	18,103

Total current assets	460,227	388,368	339,232

Property and equipment, net	426,422	416,394	377,914
Other long-term assets	67,618	68,625	73,011
Intangible assets, net	494,767	499,567	513,085
Goodwill	2,586,209	2,576,055	2,570,225

Total assets	$4,035,243	$3,949,009	$3,873,467

Liabilities and member’s equity
Current liabilities:
Current portion of long-term debt	$38,140	$38,121	$12,797
Revolver	—	90,000	—
Accounts payable	58,712	50,419	48,007
Accrued liabilities	116,128	112,792	81,868
Accrued income taxes	—	9,430	—
Unearned tuition	79,889	51,952	64,610
Advance payments	211,092	78,337	177,830

Total current liabilities	503,961	431,051	385,112

Long-term debt, less current portion	1,898,655	1,901,858	1,933,987
Deferred income taxes	202,746	216,276	208,990
Deferred rent	82,906	80,166	63,710
Other long-term liabilities	53,841	8,585	18,744
Member’s equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	1,300,000
Accumulated earnings (deficit)	5,417	12,534	(29,406)
Accumulated other comprehensive loss	(12,283)	(1,461)	(7,670)

Total member’s equity	1,293,134	1,311,073	1,262,924

Total liabilities and member’s equity	$4,035,243	$3,949,009	$3,873,467

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands)

	For the three months ended September 30,
	2007	2006
Net revenues	$361,333	$290,515
Costs and expenses:
Educational services	228,170	184,634
General and administrative	96,131	72,718
Amortization of intangible assets	5,741	5,074

Total costs and expenses	330,042	262,426

Income before interest and income taxes	31,291	28,089
Net interest expense	40,698	43,989

Loss before income tax benefit	(9,407)	(15,900)
Income tax benefit	(3,629)	(6,153)

Net loss	$(5,778)	$(9,747)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the three months ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net loss	$(5,778)	$(9,747)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	22,551	17,026
Reimbursements for tenant improvements	474	31
Amortization of intangibles	5,741	5,074
Amortization of debt issuance costs	1,922	1,897
Non-cash adjustments in deferred rent	(395)	(569)
Deferred income taxes	(41)	(462)
Changes in assets and liabilities:
Restricted cash	(7,642)	(2,999)
Receivables	4,982	(8,964)
Inventories	(4,669)	(3,013)
Other assets	6,162	(461)
Accounts payable	9,759	11,084
Accrued liabilities	(8,463)	24,208
Unearned tuition	27,937	27,969
Advance payments	132,445	67,446

Total adjustments	190,763	138,267

Net cash flows provided by operating activities	184,985	128,520

Cash flows used in investing activities:
Acquisition of subsidiaries, net of cash acquired	(420)	(205)
Expenditures for property, equipment & curriculum development	(32,760)	(22,222)
Reimbursements for tenant improvements	(474)	(31)
Investment in marketable securities	—	(105,795)
Redemption of marketable securities	—	105,795
Other items, net	—	26

Net cash flows used in investing activities	(33,654)	(22,432)

Cash flows used in financing activities:
Payments on revolving credit facility	(90,000)	(160,000)
Payments of debt	(3,184)	(3,181)
Debt issuance costs	—	(163)

Net cash flows used in financing activities	(93,184)	(163,344)
Effect of exchange rate changes on cash and cash equivalents	(430)	(40)

Net change in cash and cash equivalents	57,717	(57,296)
Cash and cash equivalents, beginning of year	250,723	263,296

Cash and cash equivalents, end of year	$308,440	$206,000

Cash paid (received) during the period for:
Interest (including swap settlement)	$22,548	$31,967
Income taxes, net of refunds	2,129	(26,401)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Capital Contributions	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss) (a)		Total
Balance, June 30, 2006	$1,300,000	$(19,659)	$2,418		$1,282,759

Comprehensive income (loss):
Net income	—	32,193	—		32,193
Foreign currency translation	—	—	(334)		(334)
Unrealized loss on interest rate swaps, net of tax of $2,772	—	—	(3,545)		(3,545)

Comprehensive income	—	—	—		28,314

Balance, June 30, 2007	1,300,000	12,534	(1,461)		1,311,073

(Unaudited)
Comprehensive income (loss):
Net loss	—	(5,778)	—		(5,778)
Foreign currency translation	—	—	119		119
Unrealized loss on interest rate swaps, net of tax of $6,297	—	—	(10,941)		(10,941)

Comprehensive income (loss)	—	(5,778)	(10,822)		(16,600)
Cumulative effect of adoption of FASB Interpretation No. 48 (Note 8)	—	(1,339)	—		(1,339)

Balance, September 30, 2007 (Unaudited)	$1,300,000	$5,417	$(12,283	) (b)	$ 1,293,134

(a)	During the quarter ended September 30, 2006, other comprehensive loss consisted of a $14 foreign currency translation loss and a $10,074 unrealized loss on interest rate swaps, net of tax of $6,360.
(b)	The balance in accumulated other comprehensive income at September 30, 2007 is comprised of $281 of cumulative foreign currency translation losses and $12,002 of unrealized net losses on interest rate swaps.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management LLC and its subsidiaries (collectively, the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2007, June 30, 2007 and September 30, 2006, the statements of operations for the three months ended September 30, 2007 and 2006 and the statements of cash flows for the three months ended September 30, 2007 and 2006. The statements of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2007 has been derived from the consolidated audited balance sheet included in the Company’s Form 10-K as filed with the SEC.

Nature of operations

Education Management LLC and its subsidiaries (the Company) is among the largest providers of postsecondary education in North America, with approximately 96,000 active students as of the fall of 2007. The Company offers education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Ownership

The Company is a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (“EDMC” or the “Predecessor”). On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). Although EDMC continued as the same legal entity after the Transaction, EDMC contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

Seasonality

The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at The Art Institute schools has typically peaked in the fall academic quarter, when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The Company’s first quarter is typically its lowest revenue recognition quarter due to student vacations. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students enrolling in online programs.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications of September 30, 2006 data have been made to conform to the September 30, 2007 presentation.

2.	ACCOUNTING STANDARDS NOT YET ADOPTED

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008. The Company is in the process of evaluating the potential impact of SFAS No. 157, if any.

3.	SHARE-BASED PAYMENT

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended (the “Option Plan”), authorizes equity awards to be granted for up to 1,845,171 shares of EDMC’s common stock. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based options and performance-based options to purchase common stock issued by EDMC. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement that must occur in order for the participants to receive fair market value for their options.

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options were exercised prior to September 30, 2007.

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by the Sponsors. Time-based and performance-based options also generally vest upon a change in control event, subject to certain conditions, and expire ten years from the date of grant. At September 30, 2007, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based Payment”. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any of these grants during the three month periods ended September 30, 2007 or 2006. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $30.9 million at September 30, 2007.

Long Term Incentive Compensation Plan

EDMC also adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”) during fiscal 2007. The LTIC Plan consists of a bonus pool that is valued based on returns to the Sponsors in connection with a

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in control of EDMC. Certain management and key employees of the Company have been granted a total of 762,060 units under the LTIC Plan, which represent the right to receive a cash payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at September 30, 2007, no compensation expense has been recognized by the Company to date related to these units.

4.	BUSINESS COMBINATIONS

In June 2007, the Company completed the acquisition of two schools in Tucson, Arizona—Tucson Design College and Chaparral College. The acquisition included $0.8 million of cash held by the acquired schools. The total amount paid for these entities was $9.7 million, of which $0.4 million was paid in the first quarter of fiscal 2008. The majority of the purchase price was allocated to goodwill. These schools are included within the Company’s existing Art Institute and Brown Mackie College education systems, respectively. The Company made no changes to the purchase price allocation related to this acquisition in the three month period ended September 30, 2007.

5.	LONG-LIVED ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. As defined in SFAS No. 141, “Business Combinations”, goodwill is recognized as an asset in the financial statements and initially measured as the excess of the cost of the acquired company over the sum of the amounts assigned to assets acquired less liabilities assumed. In connection with the Transaction, the Company obtained the fair values of property and equipment and intangible assets other than goodwill from an independent third party. The remaining value assigned to goodwill represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets as represented by the excess of the amount paid to acquire the Company over the value of these respective assets.

The following table summarizes the effect the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, (“FIN 48”) (Note 8) had on goodwill during the quarter ended September 30, 2007 (in thousands):

Goodwill at June 30, 2007	$2,576,055
Effect of adoption of FIN 48	10,154

Goodwill at September 30, 2007	$2,586,209

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	September 30, 2007		June 30, 2007		September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	—	$330,000	—	$330,000	—
Tradename-Argosy University	3,000	(444)	3,000	(361)	3,000	(111)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	114,205	—
Curriculum and programs	20,418	(5,908)	19,507	(4,835)	17,434	(1,453)
Student contracts, applications & relationships	39,511	(14,593)	39,511	(11,856)	39,000	(3,648)
Favorable leases and other	16,421	(5,817)	16,391	(3,969)	16,229	(1,571)

Total intangible assets	$521,529	$(26,762)	$520,588	$(21,021)	$519,868	$(6,783)

Amortization of intangible assets for the three months ended September 30, 2007 and 2006 was $5.7 million and $5.1 million, respectively. Amortization for the three months ended September 30, 2007 includes an impairment charge of $1.0 million as discussed below.

Total estimated amortization of the Company’s intangible assets for the remainder of the year ended June 30, 2008 and for each of the years ended June 30, 2009 through 2012 and thereafter is as follows (in thousands):

Fiscal years	Amortization Expense
2008 (remainder)	$12,828
2009	16,333
2010	6,850
2011	5,517
2012 and thereafter	11,060

Property and Equipment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. During the quarter ended September 30, 2007, the Company recorded an impairment charge of $3.8 million in educational services expense and $1.0 million in amortization expense in the statement of operations as anticipated future cash flows at one of the Company’s schools could not support the carrying value of its property, equipment and identifiable intangible assets. The impairment charge adjusted the property and equipment and intangible asset values at the school to their respective estimated fair values, as calculated using a traditional discounted cash flow model.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	DEBT AND DERIVATIVE INSTRUMENTS

Debt consisted of the following at September 30, 2007, June 30, 2007 and September 30, 2006 (in thousands):

	September 30, 2007	June 30, 2007	September 30, 2006
Revolving credit facility	$—	$90,000	$—
Senior secured term loan facility, due 2013	1,173,150	1,176,113	1,182,038
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	2,093	2,244	2,882
Mortgage debt of consolidated entities	1,552	1,622	1,864

Total debt	1,936,795	2,029,979	1,946,784
Less current portion, including revolving credit facility	38,140	128,121	12,797

Total long term debt, less current portion	$1,898,655	$1,901,858	$1,933,987

On February 13, 2007, the Company amended and restated the senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term loan facility also includes a provision that requires the Company to pay a premium equal to 1% of the outstanding loan balance in connection with any future re-pricing that results in an additional margin reduction prior to February 13, 2008. The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of the Company’s leverage ratio falling below 5.5 to 1.0 at March 31, 2007. The interest rate on the senior secured term loan facility was 7.125% at September 30, 2007 and June 30, 2007 and 9.75% at September 30, 2006.

There were no outstanding borrowings under the $300.0 million revolving credit facility at September 30, 2007 or September 30, 2006. Outstanding borrowings on the revolving credit facility at June 30, 2007 totaled $90.0 million, all of which was classified as short-term debt. The Company borrowed in order to satisfy certain year-end regulatory financial ratios at June 30, 2007 and repaid all borrowings on July 2, 2007.

Other indebtedness

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of $1.5 million at September 30, 2007. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

The Company has issued letters of credit totaling $92.4 million at September 30, 2007, which reduces the Company’s availability to borrow funds under its $300.0 million revolving credit facility. Letters of credit issued to the U.S. Department of Education totaled $89.4 million at September 30, 2007, including an $87.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction.

Derivative instruments

The Company recorded an unrealized after-tax loss of $10.9 million and $10.1 million in other comprehensive income (loss) related to the change in market value on the swap agreements for the three months ended September 30, 2007 and September 30, 2006, respectively. Additionally, at September 30, 2007, there was

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a cumulative unrealized loss of $12.0 million, net of tax, related to these swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet, which may be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	September 30, 2007		June 30, 2007		September 30, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Fair value of interest rate swaps	$(19,128)	$(19,128)	$(1,890)	$(1,890)	$(13,491)	$(13,491)
Variable rate debt	1,173,150	1,132,090	1,176,113	1,163,045	1,182,038	1,178,771
Fixed rate debt	763,645	782,894	763,866	785,804	764,746	774,309

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liabilities will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The fair values of the Company’s debt were determined based on valuations provided by qualified third parties.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.

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

The Company’s effective tax rate was 38.6% for the quarter ended September 30, 2007 and 38.7% for the quarter ended September 30, 2006. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances and expenses that are non-deductible for tax purposes.

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for income taxes in an enterprise’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, the tax benefit associated with a position taken on a tax return may be recognized in the financial statements when the tax position is at least more-likely-than-not to be sustained upon examination by a taxing authority. The amount of the tax benefit that

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be recognized in the financial statements is then measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The recognition and measurement of tax benefits associated with uncertain income tax positions under FIN 48 requires the use of judgment and estimates by management, which are inherently subjective. Changes in judgment about uncertain tax positions taken in previous periods may result from new information concerning an uncertain tax position, completion of an audit, or the expiration of statutes of limitation. These changes may create volatility in the Company’s effective tax rate in future periods.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adopting FIN 48, the Company increased its liability for uncertain tax benefits by $18.5 million, which resulted in a charge to retained earnings of $1.3 million that was recorded as a cumulative effect adjustment for a change in accounting principle to member’s equity as of July 1, 2007, an increase in goodwill of $10.2 million, and an increase in deferred tax assets of $7.8 million. The Company’s total liability for uncertain tax benefits as of July 1, 2007 was $29.0 million, excluding the indirect benefits associated with state taxes and interest that were recorded as deferred tax assets. This liability includes $1.8 million of interest on uncertain tax positions. The Company did not accrue any penalties on uncertain tax positions. The amount of unrecognized tax benefits as of the date of adoption that, if recognized in future periods, would impact the Company’s effective tax rate is $1.8 million.

The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations. This classification is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities.

The Company’s liability for uncertain tax positions increased by $0.6 million in the first quarter of fiscal 2008, including interest. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4.9 million within the next twelve months due to the expiration of statutes of limitation and anticipated changes in certain methods of tax accounting.

The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2003. The Internal Revenue Service (IRS) has concluded its examination of the Company’s U.S. income tax returns for fiscal years 2004 and 2005. The IRS accepted the fiscal 2004 and 2005 tax returns as filed. While the IRS has completed its examination of the Company’s fiscal 2004 and 2005 U.S. income tax returns the statutes of limitation remain open with respect to those years through March 15, 2008, and March 15, 2009, respectively.

The statutes of limitation for the Company’s state and local income tax returns for prior periods varies by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2002.

9.	OTHER LONG-TERM LIABILITIES

The following table presents the balances in other long-term liabilities (in thousands):

	September 30, 2007	June 30, 2007	September 30, 2006
Interest rate swap	$19,128	$1,890	$13,491
Deferred compensation plan	6,438	5,483	4,890
Uncertain tax positions	27,063	—	—
Other	1,212	1,212	363

Total other long-term liabilities	$53,841	$8,585	$18,744

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	CONTINGENCIES

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

The Art Institute of Portland and the Company’s schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. The Company has responded to the requests for information and intends to fully cooperate with the Attorneys General in their investigations.

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

11.	RELATED PARTY TRANSACTIONS

In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $1.3 million, $2.2 million and $1.3 million at September 30, 2007, June 30, 2007 and September 30, 2006, respectively, relating to prepaid advisory fees and general and administrative expenses includes $1.3 million related to these advisory fees in each of the three months ended September 30, 2007 and 2006. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

12.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the consolidated financial position of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of September 30, 2007, June 30, 2007 and September 30, 2006. The results of operations and condensed cash flows of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations are presented for the three month periods ended September 30, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$295,001	$113	$13,326	$—	$308,440
Restricted cash	2,065	—	15,885	—	17,950
Notes, advances and trade receivables, net	657	79	71,766	—	72,502
Inventories	—	—	11,669	—	11,669
Other current assets	10,994	162	38,510	—	49,666

Total current assets	308,717	354	151,156	—	460,227

Property and equipment, net	32,021	5,497	388,904	—	426,422
Intangible assets, net	671	72	494,024	—	494,767
Goodwill	10,154	—	2,576,055	—	2,586,209
Intercompany balances	1,757,805	(14,916)	(1,742,889)	—	—
Other long term assets	62,642	—	4,976	—	67,618
Investment in subsidiaries	1,230,020	—	—	(1,230,020)	—

Total assets	$3,402,030	$(8,993)	$1,872,226	$(1,230,020)	$4,035,243

Liabilities and member’s equity (deficit)
Current:
Current portion of long-term debt	$37,217	$4	$919	$—	$38,140
Accounts payable, accrued and other current liabilities	115,795	1,090	348,936	—	465,821

Total current liabilities	153,012	1,094	349,855	—	503,961

Long-term debt, less current portion	1,895,981	—	2,674	—	1,898,655
Other long term liabilities	54,321	42	82,384	—	136,747
Deferred income taxes	5,582	66	197,098	—	202,746

Total liabilities	2,108,896	1,202	632,011	—	2,742,109

Total member’s equity (deficit)	1,293,134	(10,195)	1,240,215	(1,230,020)	1,293,134

Total liabilities and member’s equity (deficit)	$3,402,030	$(8,993)	$1,872,226	$(1,230,020)	$4,035,243

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723
Restricted cash	2,046	—	8,262	—	10,308
Notes, advances and trade receivables, net	3,217	59	75,351	—	78,627
Inventories	—	—	6,969	—	6,969
Other current assets	8,747	184	32,810	—	41,741

Total current assets	71,953	367	316,048	—	388,368

Property and equipment, net	31,286	5,300	379,808	—	416,394
Intangible assets, net	716	74	498,777	—	499,567
Goodwill	—	—	2,576,055	—	2,576,055
Intercompany balances	2,055,775	(11,586)	(2,044,189)	—
Other long term assets	63,969	—	4,656	—	68,625
Investment in subsidiaries	1,230,503	—	—	(1,230,503)	—

Total assets	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

Liabilities and member’s equity (deficit)
Current:
Short term and current portion of long-term debt	$127,216	$6	$899	$—	$128,121
Accounts payable, accrued and other current liabilities	97,442	3,002	202,486	—	302,930

Total current liabilities	224,658	3,008	203,385	—	431,051

Long-term debt, less current portion	1,898,950	—	2,908	—	1,901,858
Other long term liabilities	10,353	42	78,356	—	88,751
Deferred income taxes	9,168	66	207,042	—	216,276

Total liabilities	2,143,129	3,116	491,691	—	2,637,936

Total member’s equity (deficit)	1,311,073	(8,961)	1,239,464	(1,230,503)	1,311,073

Total liabilities and member’s equity (deficit)	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$200,714	$98	$5,188	$—	$206,000
Restricted cash	2,281	—	10,754	—	13,035
Notes, advances and trade receivables, net	1,338	35	65,822	—	67,195
Inventories	—	—	9,181	—	9,181
Other current assets	9,028	147	34,646	—	43,821

Total current assets	213,361	280	125,591	—	339,232

Property and equipment, net	29,276	4,596	344,042	—	377,914
Intangible assets, net	852	79	512,154	—	513,085
Goodwill	—	—	2,570,225	—	2,570,225
Intercompany balances	1,854,713	(7,459)	(1,847,254)	—	—
Other long term assets	74,212	9	(1,210)	—	73,011
Investment in subsidiaries	1,130,825	—	—	(1,130,825)	—

Total assets	$3,303,239	$(2,495)	$1,703,548	$(1,130,825)	$3,873,467

Liabilities and member’s equity (deficit)
Current:
Current portion of long-term debt	$11,875	$6	$916	$—	$12,797
Accounts payable, accrued and other current liabilities	71,526	973	299,816	—	372,315

Total current liabilities	83,401	979	300,732	—	385,112

Long-term debt, less current portion	1,930,235	6	3,746	—	1,933,987
Other long term liabilities	21,050	39	61,365	—	82,454
Deferred income taxes	5,629	43	203,318	—	208,990

Total liabilities	2,040,315	1,067	569,161	—	2,610,543

Total member’s equity (deficit)	1,262,924	(3,562)	1,134,387	(1,130,825)	1,262,924

Total liabilities and member’s equity (deficit)	$3,303,239	$(2,495)	$1,703,548	$(1,130,825)	$3,873,467

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended September 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$3,149	$358,184	$—	$361,333
Costs and expenses:
Educational services	7,571	2,039	218,560	—	228,170
General and administrative	(19,199)	2,031	113,299	—	96,131
Amortization of intangible assets	45	—	5,696	—	5,741

Total costs and expenses	(11,583)	4,070	337,555	—	330,042

Income (loss) before interest and income taxes	11,583	(921)	20,629	—	31,291
Net interest expense	39,727	—	971	—	40,698
Equity in earnings of subsidiaries	(11,508)	—	—	11,508	—

Income (loss) before income taxes	(16,636)	(921)	19,658	(11,508)	(9,407)
Income tax provision (benefit)	(10,858)	(355)	7,584	—	(3,629)

Net income (loss)	$(5,778)	$(566)	$12,074	$(11,508)	$(5,778)

CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended September 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Net revenues	$—	$2,874	$287,641	$—	$290,515
Costs and expenses:
Educational services	6,974	1,870	175,790	—	184,634
General and administrative	(8,722)	1,715	79,725	—	72,718
Amortization of intangible assets	45	—	5,029	—	5,074

Total costs and expenses	(1,703)	3,585	260,544	—	262,426

Income (loss) before interest and income taxes	1,703	(711)	27,097	—	28,089
Net interest expense	43,274	—	715	—	43,989
Equity in earnings of subsidiaries	(25,694)	—	—	25,694	—

Income (loss) before income taxes	(15,877)	(711)	26,382	(25,694)	(15,900)
Income tax benefit	(6,130)	—	(23)	—	(6,153)

Net income (loss)	$(9,747)	$(711)	$26,405	$(25,694)	$(9,747)

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the quarter ended September 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operations	$39,674	$(2,483)	$147,794	$—	$184,985

Cash flows from investing activities
Cash paid for property, equipment and curriculum development	(2,292)	(179)	(30,289)	—	(32,760)
Acquisition of subsidiaries, net of cash acquired	(420)	—	—	—	(420)
Other investing activities	(474)	—	—	—	(474)

Net cash flows used in investing activities	(3,186)	(179)	(30,289)	—	(33,654)

Cash flows from financing activities
Net repayments of debt	(92,968)	(2)	(214)	—	(93,184)
Intercompany transactions	293,538	2,653	(296,191)		—

Net cash flows provided by (used in) financing activities	200,570	2,651	(296,405)	—	(93,184)

Effect of exchange rate changes on cash and cash equivalents	—	—	(430)	—	(430)

Increase (decrease) in cash and cash equivalents	237,058	(11)	(179,330)	—	57,717
Beginning cash and cash equivalents	57,943	124	192,656	—	250,723

Ending cash and cash equivalents	$295,001	$113	$13,326	$—	$308,440

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the quarter ended September 30, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Net cash flows provided by (used in) operations	$9,452	$(2,889)	$121,957	$—	$128,520
Cash flows from investing activities
Acquisition of subsidiaries, net of cash acquired	—	—	(205)	—	(205)
Cash paid for property, equipment and curriculum development	(3,139)	(96)	(18,987)	—	(22,222)
Other investing activities	(105)	—	100	—	(5)

Net cash flows used in investing activities	(3,244)	(96)	(19,092)	—	(22,432)

Cash flows from financing activities
Net repayments of debt	(162,967)	—	(214)	—	(163,181)
Intercompany transactions	352,618	2,916	(355,534)	—	—
Other financing activities	(163)	(3)	3	—	(163)

Net cash flows provided by (used in) financing activities	189,488	2,913	(355,745)	—	(163,344)

Effect of exchange rate changes on cash and cash equivalents	—	—	(40)	—	(40)

Increase (decrease) in cash and cash equivalents	195,696	(72)	(252,920)	—	(57,296)
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$200,714	$98	$5,188	$—	$206,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

	For the three months ended September 30,
	2007	2006
Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	63.1%	63.6%
General and administrative	26.6%	25.0%
Amortization of intangible assets	1.6%	1.7%

Total costs and expenses	91.3%	90.3%

Income before interest and income taxes	8.7%	9.7%
Net interest expense	11.3%	15.2%

Loss before income tax benefit	(2.6)%	(5.5)%
Income tax benefit	(1.0)%	(2.1)%

Net loss	(1.6)%	(3.4)%

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net revenues

Net revenues for the three months ended September 30, 2007 increased 24.4% to $361.3 million, compared to $290.5 million for the same period a year ago, primarily resulting from a 19.6% increase in total student enrollment and an approximate 6% increase in tuition rates, slightly offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in enrollment of online students, who typically take a lower credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. Total enrollment at the beginning of the quarter ended September 30, 2007 was approximately 78,700 students compared to approximately 65,800 students for the same period a year ago.

Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at The Art Institute schools has typically peaked in the fall academic quarter, when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically our lowest revenue recognition quarter due to student vacations; however, the seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs.

Educational services expenses

Educational services expenses increased compared to the prior year quarter by $43.5 million, or 23.6%, to $228.2 million for the current quarter ended September 30, 2007, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expenses include faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. As a percentage of net revenues, educational services expenses decreased 45 basis points compared to the prior year quarter. We experienced a reduction in personnel and facility expenses, excluding rent, of 113 basis points as a percentage of net revenues in the current quarter compared with the prior year quarter despite continued investment in new campuses and online programs. Rent expense associated with schools, which decreased as a percentage of net revenues for the current quarter by 7 basis points compared with the prior year quarter, was $29.9 million, or 8.3% of net revenues, as compared to $24.3 million, or 8.3% of net revenues in the prior year quarter. These decreases were partially offset by an increase in depreciation and amortization of 38 basis points as a percentage of net revenues compared to the prior year quarter, which primarily resulted from a non-cash impairment charge of $3.8 million that was recorded at one of our schools. Bad debt expense increased by 27 basis points as a percentage of net revenues in the current quarter compared with the prior year quarter, primarily related to an increase in out of school students. The remaining 10 basis point increase as a percentage of net revenues in the current quarter compared with the prior year quarter was the result of higher non-facilities related professional fees and services.

General and administrative expenses

General and administrative expenses were $96.1 million for the current quarter, an increase of 32.2% from $72.7 million in the prior year quarter. As a percentage of net revenues, general and administrative expenses increased 157 basis points compared with the prior year quarter. Continued investment in marketing and admissions personnel resulted in an increase of 86 basis points as a percentage of net revenues in the current quarter in personnel expenses included in general and administrative expenses as compared to the prior year quarter. Additionally, higher investment in advertising at our new campuses and in our fully online programs drove an increase of 115 basis points as a percentage of net revenues compared to the prior year quarter. These increases as a percentage of net revenues were partially offset by a decrease in consulting expenses of 59 basis points as a percentage of net revenues compared with the prior year quarter. The remaining net increase as a percentage of net revenues in the current quarter compared with the prior year quarter of 15 basis points was driven by other costs, none of which were individually significant.

Amortization of intangible assets

Amortization of intangible assets increased to $5.7 million in the current quarter compared to $5.1 million in the prior year quarter. This incremental increase primarily resulted from an impairment charge of $1.0 million taken on the intangible assets recorded at one of our schools.

Income before interest and taxes

Income before interest and taxes increased by $3.2 million to $31.3 million, or 11.4%, for the current quarter compared with the prior year quarter. The corresponding margin decreased to 8.7% in the current quarter from 9.7% in the prior year quarter due to the factors described above.

Interest expense, net

Net interest expense was $40.7 million in the current quarter, a decrease of $3.3 million from $44.0 million in the prior year quarter. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan from 7.625% to 7.125% for the current quarter compared with the prior year quarter, coupled with the incremental payments made on the term loan principal period to period.

Income tax benefit

The income tax benefit for the quarter ended September 30, 2007 was $3.6 million as compared to $6.2 million for the prior year quarter. Our effective tax rate was 38.6% in the current year quarter and 38.7% in the prior year quarter. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances and expenses that are non-deductible for tax purposes.

Net loss

We had a net loss of $5.8 million in the current quarter compared to a net loss of $9.7 million in the prior year quarter due to the factors described above.

New Accounting Standards Not Yet Adopted

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning July 1, 2008. We are in the process of evaluating the potential impact of SFAS No. 157, if any.

Liquidity and Capital Resources

Our primary source of cash is tuition collected from students. We finance our operating activities primarily through cash generated from operations. Acquisitions have historically been financed through cash generated from operations as well as borrowings under our revolving credit facility. We believe that cash flows from operations, supplemented from time to time with borrowings under our $300.0 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Net working capital is calculated based on total current assets less total current liabilities. Advanced payments and amounts outstanding under our revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At September 30, 2007, our working capital deficit was approximately $43.7 million, which was relatively flat compared with a working capital deficit of $45.9 million at September 30, 2006.

Operating cash flows

Net cash flows provided by operating activities for the three months ended September 30, 2007 was $185.0 million, an increase of $56.5 million compared to the prior year quarter. Increased operating cash flows as compared to the prior year period was driven by a net inflow of $65.0 million in advanced payments compared with the same period in the prior year. This increase in operating cash flows compared to the prior year quarter was partially offset by a net reduction in cash flows from other working capital accounts of $8.5 million.

Days sales outstanding (“DSO”) in receivables was 17.9 days at September 30, 2007 compared to 21.3 days at September 30, 2006. We calculate DSO by dividing net accounts receivable by average daily net revenues for the preceding quarter. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of days in a quarter. In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans, which are non-recourse to us, help bridge the funding gap created by tuition rates that rise faster than federally-guaranteed student loans.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

We have accrued a total of $29.0 million for uncertain tax benefits under FIN 48, excluding the indirect benefits associated with state taxes and interest, during the quarter ended September 30, 2007. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

Investing cash flows

Capital expenditures were $32.8 million, or 9.1% of net revenues, for the quarter ended September 30, 2007, compared to $22.2 million, or 7.6% of net revenues in the prior year quarter. The increase of capital expenditures as a percentage of net revenues in the current period compared to the prior year quarter was primarily due to our investment in new facilities and the expansion of existing facilities. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements. We typically conduct a significant portion of our capital purchases in the months leading up to the start of an academic quarter.

We had excess cash, which we invested in short term marketable securities, during the quarter ended September 30, 2006. During the quarter ended September 30, 2007, we did not invest in marketable securities that required this classification on the statement of cash flows.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing cash flows

Borrowings under our $300.0 million revolving credit facility are available to satisfy certain year-end regulatory financial ratios, finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. On July 2, 2007, we repaid $90.0 million of the outstanding revolving credit facility at June 30, 2007. We borrowed under the revolving credit facility at June 30, 2007 to satisfy certain year-end regulatory financial ratios. The source of the cash used for the repayment of the revolver was cash on hand at June 30, 2007. We did not have any other activity related to the revolving credit facility during the three months ended September 30, 2007.

We have issued letters of credit totaling $92.4 million at September 30, 2007, which reduces our availability to borrow funds under our $300.0 million revolving credit facility. Letters of credit issued to the U.S. Department of Education totaled $89.4 million at September 30, 2007, including an $87.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2007, we had $1,936.8 million in aggregate indebtedness outstanding, with additional borrowing capacity of $207.6 million under our senior credit facility, after giving effect to outstanding letters of credit. We expect our cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Contingencies

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

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements for the year ended June 30, 2007 contained in our Form 10-K as filed with the SEC. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the applicable notes to our consolidated financial statements as of and for the three months ended September 30, 2007. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the consolidated financial statements. We use historical experience and all available information to make these estimates and judgments; different amounts could be reported using different assumptions and estimates.

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the consolidated financial statements.

Non-GAAP Financial Measures

We use EBITDA, defined as net income plus net interest expense, taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	For the three months ended September 30,
	2007	2006
Net loss	$(5.8)	$(9.7)
Net interest expense	40.7	44.0
Income tax benefit	(3.6)	(6.2)
Depreciation and amortization (1)	28.3	22.1

EBITDA	$59.6	$50.2

(1)	Depreciation and amortization includes non-cash charges related to long-lived asset impairments of $4.8 million in the current year quarter.

Covenant Compliance

Under the senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of September 30, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes and senior subordinated notes and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures governing the senior notes and senior subordinated notes and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

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

For the twelve months ended September 30,
(in millions)	2007
Net income	$36.1
Interest expense, net	165.8
Provision for income taxes	29.6
Depreciation and amortization (1)	96.8

EBITDA	328.3

Reversal of impact of unfavorable leases (2)	(1.6)
Transaction and advisory expense (3)	5.4
Severance and relocation	4.3
Other	0.5

Adjusted EBITDA—Covenant Compliance	$336.9

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments
(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required as part of the Transaction.
(3)	Represents $5.0 million of advisory fees incurred under a management advisory agreement with the Sponsors and Leeds Equity Partners along with related reimbursement of expenses and legal and professional services fees incurred in connection with the Transaction.

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	2.04x
Maximum consolidated total debt to Adjusted EBITDA	7.75x	4.83x

Certain Risks and Uncertainties

Certain of the matters we discuss in this report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning its expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; general economic and market conditions; the condition of the post-secondary education industry; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where we transact business. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates. We typically do not utilize forward or option contracts on foreign currencies or commodities. We are subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. We do not believe we are subject to material risks from reasonably possible near-term changes in exchange rates.

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments. When necessary, we have borrowed to fund acquisitions.

At September 30, 2007, we had total debt obligations of $1,936.8 million, including $1,173.2 million of variable rate debt. We have entered into two five year interest rate swap agreements that have fixed the interest rate for $750.0 million of our variable rate debt. Each of our two swap agreements, which expire on July 1, 2011, has a notional value of $375.0 million and fixes the interest rate on this portion of outstanding indebtedness at 5.397% plus the applicable margin. The remaining variable rate debt of $423.2 million is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. A hypothetical change of 1.25% in interest rates from September 30, 2007 levels would have increased or decreased interest expense approximately $1.3 million for the variable rate debt in the three month period ended September 30, 2007.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximated carrying values because of the short-term nature of these instruments at September 30, 2007. The derivative financial instruments are carried at fair value, which is based on the amount we would pay to terminate the agreements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K as filed with the Securities and Exchange Commission (file no. 333-137605).

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

Date: November 13, 2007

/s/ EDWARD H. WEST
Edward H. West
Executive Vice President and Chief Financial Officer