Form 10-Q
period 2007-12-31
Education Management LLC
filed 2008-02-14
CIK 1375891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	June 30, 2007	December 31, 2006
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,484	$250,723	$155,608
Restricted cash	14,117	10,308	11,725

Total cash, cash equivalents and restricted cash	190,601	261,031	167,333

Receivables, net of allowances of $46,600, $38,002 and $37,608	47,264	69,940	41,329
Notes, advances and other	8,928	8,687	8,080
Inventories	9,140	6,969	7,026
Deferred income taxes	17,063	15,320	14,837
Other current assets	34,724	26,421	20,309

Total current assets	307,720	388,368	258,914

Property and equipment, net	436,028	416,394	389,251
Other long-term assets	65,576	68,625	72,334
Intangible assets, net	490,986	499,567	508,732
Goodwill	2,586,209	2,576,055	2,570,375

Total assets	$3,886,519	$3,949,009	$3,799,606

Liabilities and member’s equity
Current liabilities:
Current portion of long-term debt	$12,533	$38,121	$12,802
Revolver	—	90,000	—
Accounts payable	46,506	50,419	38,822
Accrued liabilities	86,152	112,792	94,959
Accrued income taxes	14,289	9,430	6,206
Unearned tuition	14,342	51,952	9,611
Advance payments	144,309	78,337	121,549

Total current liabilities	318,131	431,051	283,949

Long-term debt, less current portion	1,895,493	1,901,858	1,933,773
Deferred income taxes	194,414	216,276	207,566
Deferred rent	90,553	80,166	66,992
Other long-term liabilities	72,026	8,585	18,579
Member’s equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	1,300,000
Accumulated earnings (deficit)	39,241	12,534	(4,042)
Accumulated other comprehensive loss	(23,339)	(1,461)	(7,211)

Total member’s equity	1,315,902	1,311,073	1,288,747

Total liabilities and member’s equity	$3,886,519	$3,949,009	$3,799,606

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Net revenues	$445,311	$358,786	$806,644	$649,301
Costs and expenses:
Educational services	242,688	196,605	470,858	381,239
General and administrative	102,910	72,781	199,041	145,499
Amortization of intangible assets	4,689	4,923	10,430	9,997

Total costs and expenses	350,287	274,309	680,329	536,735

Income before interest and income taxes	95,024	84,477	126,315	112,566
Net interest expense	39,814	43,100	80,512	87,089

Income before income taxes	55,210	41,377	45,803	25,477
Provision for income taxes	21,386	16,013	17,757	9,860

Net income	$33,824	$25,364	$28,046	$15,617

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the six months ended December 31,
	2007	2006
Cash flows provided by operating activities:
Net income	$28,046	$15,617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	41,331	34,790
Reimbursements for tenant improvements	3,378	31
Amortization of intangibles	10,430	9,997
Amortization of debt issuance costs	3,845	3,811
Non-cash adjustments in deferred rent	(1,039)	(1,111)
Deferred income taxes	299	909
Changes in assets and liabilities:
Restricted cash	(3,809)	(1,689)
Receivables	22,716	8,798
Inventories	(2,142)	(874)
Other assets	330	384
Accounts payable	1,708	(484)
Accrued liabilities	(12,780)	47,596
Unearned tuition	(37,610)	(27,031)
Advance payments	65,650	11,341

Total adjustments	92,307	86,468

Net cash flows provided by operating activities	120,353	102,085

Cash flows used in investing activities:
Acquisition of subsidiaries, net of cash acquired	(436)	(205)
Expenditures for long-lived assets	(68,512)	(45,599)
Reimbursements for tenant improvements	(3,378)	(31)
Investment in marketable securities	—	(208,300)
Redemption of marketable securities	—	208,300
Other items, net	—	(520)

Net cash flows used in investing activities	(72,326)	(46,355)

Cash flows used in financing activities:
Payments on revolving credit facility	(90,000)	(160,000)
Payments of debt	(31,953)	(3,390)
Debt issuance costs	—	(298)

Net cash flows used in financing activities	(121,953)	(163,688)
Effect of exchange rate changes on cash and cash equivalents	(313)	270

Net change in cash and cash equivalents	(74,239)	(107,688)
Cash and cash equivalents, beginning of year	250,723	263,296

Cash and cash equivalents, end of year	$176,484	$155,608

Cash paid (received) during the period for:
Interest (including swap settlement)	$101,758	$69,469
Income taxes, net of refunds	6,432	(25,570)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Capital Contributions	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss) (a)		Total
Balance, June 30, 2006	$1,300,000	$(19,659)	$2,418		$1,282,759

Comprehensive income:
Net income	—	32,193	—		32,193
Foreign currency translation	—	—	(334)		(334)
Unrealized loss on interest rate swaps, net of tax of $2,772	—	—	(3,545)		(3,545)

Comprehensive income					28,314

Balance, June 30, 2007	1,300,000	12,534	(1,461)		1,311,073

(Unaudited)
Comprehensive income:
Net income	—	28,046	—		28,046
Foreign currency translation	—	—	444		444
Unrealized loss on interest rate swaps, net of tax of $13,117	—	—	(22,322)		(22,322)

Comprehensive income					6,168
Cumulative effect of adoption of FASB Interpretation No. 48 (Note 9)	—	(1,339)	—		(1,339)

Balance, December 31, 2007	$1,300,000	$39,241	$(23,339	) (b)	$1,315,902

(a)	During the six months ended December 31, 2006, other comprehensive loss consisted of a $257 foreign currency translation loss and a $6,954 unrealized loss on interest rate swaps, net of tax.
(b)	The balance in accumulated other comprehensive loss at December 31, 2007 is comprised of $44 of cumulative foreign currency translation gains and $23,383 of unrealized net losses on interest rate swaps, net of tax.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management LLC and its subsidiaries (collectively, the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2007, June 30, 2007 and December 31, 2006, the statements of operations for the three and six months ended December 31, 2007 and 2006 and the statements of cash flows for the six months ended December 31, 2007 and 2006. The statements of operations for the three and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2007 has been derived from the consolidated audited balance sheet included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Nature of operations

The Company is among the largest providers of post-secondary education in North America, with approximately 96,000 active students as of October 2007. The Company offers education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students with a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members who possess practical and relevant professional experience in their respective fields.

Ownership

The Company is a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (“EDMC” or the “Predecessor”). On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). Although EDMC continued as the same legal entity after the Transaction, EDMC contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

Seasonality

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The Company’s first quarter is typically its lowest revenue recognition quarter due to student vacations.

Reclassifications

Certain reclassifications of December 31, 2006 data have been made to conform to the December 31, 2007 presentation.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACCOUNTING STANDARDS NOT YET ADOPTED

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008. The Company is in the process of evaluating the potential impact of SFAS No. 157, if any.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for the Company beginning July 1, 2009. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS No. 141R will have on its financial position or results of operations upon adoption, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, which will change the accounting and reporting for minority interests to recharacterize these amounts as a component of equity within the consolidated balance sheets. The requirements of SFAS No. 160 are effective for the Company beginning July 1, 2009. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS No. 160 will have on its financial position or results of operations upon adoption, if any.

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

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options were exercised prior to December 31, 2007.

Time-based options vest ratably over the applicable service period, which is generally five years, on an annual basis. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by the Principal Shareholders. Time-based and performance-based options also generally vest upon a change in control or realization event, as defined in the Amended and Restated Shareholders Agreement, subject to certain conditions, and expire ten years from the date of grant. At December 31, 2007, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payment”. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any of these grants during the three or six-month periods ended December 31, 2007 or 2006. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $32.3 million at December 31, 2007.

Long Term Incentive Compensation Plan

EDMC also adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”) during fiscal 2007. Pursuant to the terms of the LTIC Plan, a bonus pool will be created based on returns to the Principal Shareholders after the occurrence of a “realization event”. At December 31, 2007, approximately 735,000 units were outstanding, out of a total of 1,000,000 authorized, under the LTIC Plan. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at December 31, 2007, no compensation expense has been recognized by the Company to date related to these units.

The LTIC Plan is currently being accounted for as a liability-based plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering of EDMC’s common stock. Upon an initial public offering, the units may be settled in shares of common stock or in cash at the discretion of EDMC. Accordingly, the LTIC Plan will then be treated as a performance-based equity plan and the Company will determine the fair value of each unit. Then, upon a subsequent realization event, the units’ estimated fair value as determined at the initial public offering date will be recorded in the Company’s statement of operations.

4.	BUSINESS COMBINATIONS

In June 2007, the Company completed the acquisition of two schools in Tucson, Arizona—Tucson Design College and Chaparral College. The acquisitions included $0.8 million of cash held by the acquired schools. The total amount paid for these entities was $9.7 million, of which $0.4 million was paid in the first quarter of fiscal 2008. The majority of the purchase price was allocated to goodwill. These schools are included within the Company’s existing Art Institute and Brown Mackie College education systems, respectively. The Company made no changes to the purchase price allocation related to these acquisitions in the six-month period ended December 31, 2007.

5.	OTHER CURRENT ASSETS

The following table presents the balances in other current assets (in thousands):

	December 31, 2007	June 30, 2007	December 31, 2006
Tenant improvement receivables	$21,176	$14,769	$8,149
Prepaid rent	1,487	1,687	1,644
Prepaid advisory fees	—	2,521	—
Prepaid software licenses	4,627	1,409	3,999
Prepaid insurance	1,022	1,633	2,519
Prepaid service contracts	2,323	980	590
Other	4,089	3,422	3,408

Total other current assets	$34,724	$26,421	$20,309

6.	LONG-LIVED ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. As defined in SFAS No. 141, “Business Combinations”, goodwill is recognized as an asset in the financial statements and

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initially measured as the excess of the cost of the acquired company over the sum of the amounts assigned to assets acquired less liabilities assumed. In connection with the Transaction, property and equipment and intangible assets other than goodwill were recorded at fair value. The remaining value assigned to goodwill represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets as represented by the excess of the amount paid to acquire the Company over the value of these respective assets.

The following table summarizes the effect the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, (“FIN 48”) (Note 9) had on goodwill during the six-month period ended December 31, 2007 (in thousands):

Goodwill at June 30, 2007	$2,576,055
Effect of change in accounting principle	10,154

Goodwill at December 31, 2007	$2,586,209

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	December 31, 2007		June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	—	$330,000	—	$330,000	—
Tradename-Argosy University	3,000	(528)	3,000	(361)	3,000	(194)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	114,000	—
Curriculum and programs	21,327	(7,007)	19,507	(4,835)	18,020	(2,584)
Student contracts, applications & relationships	39,511	(17,841)	39,511	(11,856)	39,000	(6,384)
Favorable leases and other	16,429	(6,084)	16,391	(3,969)	16,418	(2,544)

Total intangible assets	$522,446	$(31,460)	$520,588	$(21,021)	$520,438	$(11,706)

Amortization of intangible assets for the three months ended December 31, 2007 and 2006 was $4.7 million and $4.9 million, respectively. Amortization of intangible assets for the six-month periods ended December 31, 2007 and 2006 was $10.4 million, which includes an impairment charge of $1.0 million as discussed below, and $10.0 million, respectively.

Total estimated amortization of the Company’s intangible assets for the remainder of the fiscal year ending June 30, 2008 and for each of the fiscal years ending June 30, 2009 through 2012 and thereafter is as follows (in thousands):

Fiscal years	Amortization Expense
2008 (remainder)	$9,435
2009	16,239
2010	6,956
2011	5,622
2012	4,557
Thereafter	5,998

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. During the quarter ended September 30, 2007, the Company recorded an impairment loss of $3.8 million in educational services expense in the consolidated statement of operations as anticipated future cash flows at one of the Company’s schools could not support the carrying value of its property, equipment and identifiable intangible assets. The total impairment charge of $4.8 million adjusted the property, equipment and identifiable intangible asset values at the school to their respective estimated fair values, as calculated using a traditional discounted cash flow model.

7.	DEBT AND DERIVATIVE INSTRUMENTS

Debt consisted of the following at December 31, 2007, June 30, 2007 and December 31, 2006 (in thousands):

	December 31, 2007	June 30, 2007	December 31, 2006
Revolving credit facility	$—	$90,000	$—
Senior secured term loan facility, due 2013	1,144,603	1,176,113	1,182,038
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	1,920	2,244	2,673
Mortgage debt of consolidated entities	1,503	1,622	1,864

Total debt	1,908,026	2,029,979	1,946,575
Less current portion, including revolving credit facility	12,533	128,121	12,802

Total long term debt, less current portion	$1,895,493	$1,901,858	$1,933,773

On February 13, 2007, the Company amended and restated the senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term loan facility also includes a provision that requires the Company to pay a premium equal to 1% of the outstanding loan balance in connection with any future re-pricing that results in an additional margin reduction prior to February 13, 2008. The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of the Company’s leverage ratio falling below 5.5x at March 31, 2007. The interest rate on the senior secured term loan facility was 6.625% at December 31, 2007, 7.125% at June 30, 2007 and 7.875% at December 31, 2006.

There were no outstanding borrowings under the $300.0 million revolving credit facility at December 31, 2007 or 2006. Outstanding borrowings on the revolving credit facility, which were classified as short-term debt, totaled $90.0 million at June 30, 2007. The Company borrowed in order to satisfy certain year-end regulatory financial ratios at June 30, 2007 and repaid all borrowings on July 2, 2007.

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of $1.5 million at December 31, 2007. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

Other indebtedness

The Company has issued letters of credit totaling $91.3 million at December 31, 2007, which has reduced the Company’s availability to borrow funds under the $300.0 million revolving credit facility. An aggregate of $88.3

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of the outstanding letters of credit have been issued to the U.S. Department of Education, including an $87.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction.

Derivative instruments

The Company recorded an unrealized after-tax loss of $11.4 million and an unrealized after-tax gain of $0.6 million for the three months ended December 31, 2007 and 2006, respectively, and unrealized after-tax losses of $22.3 million and $9.4 million for the six-month periods ended December 31, 2007 and 2006, respectively, in other comprehensive income (loss) related to the change in market value of the swap agreements. Additionally, at December 31, 2007, there was a cumulative unrealized loss of $23.4 million, net of tax, related to these swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet, which may be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	December 31, 2007		June 30, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Fair value of interest rate swaps	$(37,205)	$(37,205)	$(1,890)	$(1,890)	$(12,361)	$(12,361)
Variable rate debt	1,144,603	1,121,711	1,176,113	1,163,045	1,182,038	1,193,858
Fixed rate debt	763,424	776,898	763,866	785,804	764,537	775,506

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liabilities will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The fair values of the Company’s debt were determined based on each instrument’s trading value at the dates presented.

9.	INCOME TAXES

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

The Company and Holdings were organized as single member limited liability companies. As such, the Company and Holdings are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains intact for federal income tax purposes, and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Holdings and the Company. Therefore, the consolidated income tax provision of the Company is computed on a basis similar to that of the Predecessor and reflects income tax expense based on its share of EDMC’s taxable income.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate was 38.7% and 38.8% for the three and six months ended December 31, 2007 and 38.7% in both the three and six months ended December 31, 2006. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FIN 48.

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for income taxes in an enterprise’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, the tax benefit associated with a position taken on a tax return may be recognized in the financial statements when the tax position is more-likely-than-not to be sustained upon examination by a taxing authority. The amount of the tax benefit that may be recognized in the financial statements is then measured as the largest amount of benefit that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adopting FIN 48, the Company increased its liability for uncertain tax benefits by $18.5 million, which resulted in a charge to retained earnings of $1.3 million that was recorded as a cumulative effect adjustment for a change in accounting principle to member’s equity as of July 1, 2007, an increase in goodwill of $10.2 million, and an increase in deferred tax assets of $7.8 million. The Company’s total liability for uncertain tax benefits as of July 1, 2007 was $29.0 million, excluding the indirect benefits associated with state taxes and interest that were recorded as deferred tax assets. This liability includes $1.8 million of interest on uncertain tax positions. The Company did not accrue any penalties on uncertain tax positions. The amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $1.8 million as of the date of adoption.

The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations. This classification is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities.

The Company’s liability for uncertain tax positions has increased by $1.2 million during fiscal 2008 to date, including interest. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4.9 million within the next twelve months due to the expiration of statutes of limitation and anticipated changes in certain tax methods of accounting.

The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2003. The Internal Revenue Service (IRS) has concluded its examination of the Company’s U.S. income tax returns for fiscal years 2004 and 2005. The IRS accepted the fiscal 2004 and 2005 tax returns as filed. While the IRS has completed its examination of the Company’s fiscal 2004 and 2005 U.S. income tax returns, the statutes of limitation remain open with respect to those years through March 15, 2008 and March 15, 2009, respectively.

The statutes of limitation for the Company’s state and local income tax returns for prior periods varies by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2002.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	OTHER LONG-TERM LIABILITIES

The following table presents the balances in other long-term liabilities (in thousands):

	December 31, 2007	June 30, 2007	December 31, 2006
Interest rate swap	$37,205	$1,890	$12,361
Uncertain tax positions	27,726	—	—
Deferred compensation plan	5,886	5,483	5,875
Other	1,209	1,212	343

Total other long-term liabilities	$72,026	$8,585	$18,579

11.	CONTINGENCIES

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. NEIA responded to the request for information in August 2007. NEIA received a second civil investigative demand letter from the Attorney General in November 2007 requesting information in addition to what NEIA previously provided, along with information related to NEIA’s relationships with student loan providers. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the alleged false claims and alleged unfair and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

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

12.	RELATED PARTY TRANSACTIONS

In connection with the Transaction and under the terms of an agreement among the Company, the Principal Shareholders and Leeds Equity Partners (together with the Principal Shareholders, the “Sponsors”), the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $2.5 million at June 30, 2007 relating to prepaid advisory fees and general and administrative expenses includes $2.5 million related to these advisory fees in each of the six-month periods ended December 31, 2007 and 2006. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

13.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the consolidated financial position of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2007, June 30, 2007 and December 31, 2006. The results of operations and condensed cash flows of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations are presented for the three and six-month periods ended December 31, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$171,112	$171	$5,201	$—	$176,484
Restricted cash	2,031	—	12,086	—	14,117
Notes, advances and trade receivables, net	526	79	55,587	—	56,192
Inventories	—	—	9,140	—	9,140
Other current assets	11,336	182	40,269	—	51,787

Total current assets	185,005	432	122,283	—	307,720

Property and equipment, net	33,630	5,367	397,031	—	436,028
Intangible assets, net	626	70	490,290	—	490,986
Goodwill	10,154	—	2,576,055	—	2,586,209
Intercompany balances	1,775,162	(14,855)	(1,760,307)	—	—
Other long-term assets	70,981	—	(5,405)	—	65,576
Investment in subsidiaries	1,302,847	—	—	(1,302,847)	—

Total assets	$3,378,405	(8,986)	$1,819,947	$(1,302,847)	$3,886,519

Liabilities and member’s equity (deficit)
Current:
Current portion of long-term debt	$11,632	$3	$898	$—	$12,533
Accounts payable, accrued and other current liabilities	82,172	1,622	221,804	—	305,598

Total current liabilities	93,804	1,625	222,702	—	318,131

Long-term debt, less current portion	1,893,012	—	2,481	—	1,895,493
Other long-term liabilities	75,687	43	86,849	—	162,579
Deferred income taxes	—	66	194,348	—	194,414

Total liabilities	2,062,503	1,734	506,380	—	2,570,617

Total member’s equity (deficit)	1,315,902	(10,720)	1,313,567	(1,302,847)	1,315,902

Total liabilities and member’s equity (deficit)	$3,378,405	$(8,986)	$1,819,947	$(1,302,847)	$3,886,519

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723
Restricted cash	2,046	—	8,262	—	10,308
Notes, advances and trade receivables, net	3,217	59	75,351	—	78,627
Inventories	—	—	6,969	—	6,969
Other current assets	8,747	184	32,810	—	41,741

Total current assets	71,953	367	316,048	—	388,368

Property and equipment, net	31,286	5,300	379,808	—	416,394
Intangible assets, net	716	74	498,777	—	499,567
Goodwill	—	—	2,576,055	—	2,576,055
Intercompany balances	2,055,775	(11,586)	(2,044,189)	—	—
Other long-term assets	63,969	—	4,656	—	68,625
Investment in subsidiaries	1,230,503	—	—	(1,230,503)	—

Total assets	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

Liabilities and member’s equity (deficit)
Current:
Short term and current portion of long-term debt	$127,216	$6	$899	$—	$128,121
Accounts payable, accrued and other current liabilities	97,442	3,002	202,486	—	302,930

Total current liabilities	224,658	3,008	203,385	—	431,051

Long-term debt, less current portion	1,898,950	—	2,908	—	1,901,858
Other long-term liabilities	10,353	42	78,356	—	88,751
Deferred income taxes	9,168	66	207,042	—	216,276

Total liabilities	2,143,129	3,116	491,691	—	2,637,936

Total member’s equity (deficit)	1,311,073	(8,961)	1,239,464	(1,230,503)	1,311,073

Total liabilities and member’s equity (deficit)	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$150,756	$198	$4,654	$—	$155,608
Restricted cash	2,344	—	9,381	—	11,725
Notes, advances and trade receivables, net	266	28	49,115	—	49,409
Inventories	—	—	7,026	—	7,026
Other current assets	7,829	157	27,160	—	35,146

Total current assets	161,195	383	97,336	—	258,914

Property and equipment, net	29,097	4,696	355,458	—	389,251
Intangible assets, net	807	77	507,848	—	508,732
Goodwill	—	—	2,570,375	—	2,570,375
Intercompany balances	1,871,201	(9,429)	(1,861,772)	—	—
Other long-term assets	72,778	7	(451)	—	72,334
Investment in subsidiaries	1,208,011	—	—	(1,208,011)	—

Total assets	$3,343,089	(4,266)	$1,668,794	$(1,208,011)	$3,799,606

Liabilities and member’s equity (deficit)
Current:
Current portion of long-term debt	$11,875	$6	$921	$—	$12,802
Accounts payable, accrued and other current liabilities	85,761	866	184,520	—	271,147

Total current liabilities	97,636	872	185,441	—	283,949

Long-term debt, less current portion	1,930,229	2	3,542	—	1,933,773
Other long-term liabilities	20,848	41	64,682	—	85,571
Deferred income taxes	5,629	43	201,894	—	207,566

Total liabilities	2,054,342	958	455,559	—	2,510,859

Total member’s equity (deficit)	1,288,747	(5,224)	1,213,235	(1,208,011)	1,288,747

Total liabilities and member’s equity (deficit)	$3,343,089	$(4,266)	$1,668,794	$(1,208,011)	$3,799,606

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,913	$443,398	$—	$445,311
Costs and expenses:
Educational services	9,291	1,473	231,924	—	242,688
General and administrative	(3,996)	2,392	104,514	—	102,910
Amortization of intangible assets	46	—	4,643	—	4,689

Total costs and expenses	5,341	3,865	341,081	—	350,287

Income (loss) before interest and income taxes	(5,341)	(1,952)	102,317	—	95,024
Net interest expense	38,864	—	950	—	39,814
Equity in earnings of subsidiaries	(60,838)	—	—	60,838	—

Income (loss) before income taxes	16,633	(1,952)	101,367	(60,838)	55,210
Income tax expense (benefit)	(17,191)	(759)	39,336	—	21,386

Net income (loss)	$33,824	$(1,193)	$62,031	$(60,838)	$33,824

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$1,756	$357,029	$—	$358,786
Costs and expenses:
Educational services	7,393	1,450	187,762	—	196,605
General and administrative	(14,054)	1,968	84,867	—	72,781
Amortization of intangible assets	45	—	4,878	—	4,923

Total costs and expenses	(6,616)	3,418	277,507	—	274,309

Income (loss) before interest and income taxes	6,617	(1,662)	79,522	—	84,477
Net interest expense	42,426	—	674	—	43,100
Equity in earnings of subsidiaries	(77,186)	—	—	77,186	—

Income (loss) before income taxes	41,377	(1,662)	78,848	(77,186)	41,377
Income tax expense (benefit)	16,013	—	—	—	16,013

Net income (loss)	$25,364	$(1,662)	$78,848	$(77,186)	$25,364

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$5,062	$801,582	$—	$806,644
Costs and expenses:
Educational services	16,862	3,512	450,484	—	470,858
General and administrative	(23,195)	4,423	217,813	—	199,041
Amortization of intangible assets	91	—	10,339	—	10,430

Total costs and expenses	(6,242)	7,935	678,636	—	680,329

Income (loss) before interest and income taxes	6,242	(2,873)	122,946	—	126,315
Net interest expense	78,591	—	1,921	—	80,512
Equity in earnings of subsidiaries	(72,344)	—	—	72,344	—

Income (loss) before income taxes	(5)	(2,873)	121,025	(72,344)	45,803
Income tax expense (benefit)	(28,051)	(1,114)	46,922	—	17,757

Net income (loss)	$28,046	$(1,759)	$74,103	$(72,344)	$28,046

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$4,630	$644,670	$—	$649,301
Costs and expenses:
Educational services	14,264	3,320	363,655	—	381,239
General and administrative	(22,673)	3,683	164,489	—	145,499
Amortization of intangible assets	90	—	9,907	—	9,997

Total costs and expenses	(8,319)	7,003	538,051	—	536,735

Income (loss) before interest and income taxes	8,320	(2,373)	106,619	—	112,566
Net interest expense	85,700	—	1,389	—	87,089
Equity in earnings of subsidiaries	(102,880)	—	—	102,880	—

Income (loss) before income taxes	25,500	(2,373)	105,230	(102,880)	25,477
Income tax expense (benefit)	9,883	—	(23)	—	9,860

Net income (loss)	$15,617	$(2,373)	$105,253	$(102,880)	$15,617

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended December 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash flows provided by (used in) operations	$5,224	$(3,156)	$118,285	$120,353

Cash flows from investing activities
Cash paid for long-lived assets	(4,794)	(374)	(63,344)	(68,512)
Other investing activities	(3,814)	—	—	(3,814)

Net cash flows used in investing activities	(8,608)	(374)	(63,344)	(72,326)

Cash flows from financing activities
Net repayments of debt	(121,522)	(3)	(428)	(121,953)
Intercompany transactions	238,075	3,580	(241,655)	—

Net cash flows provided by (used in) financing activities	116,553	3,577	(242,083)	(121,953)

Effect of exchange rate changes on cash and cash equivalents	—	—	(313)	(313)

Increase (decrease) in cash and cash equivalents	113,169	47	(187,455)	(74,239)
Beginning cash and cash equivalents	57,943	124	192,656	250,723

Ending cash and cash equivalents	$171,112	$171	$5,201	$176,484

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended December 31, 2006 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash flows provided by (used in) operations	$(29,214)	$(4,606)	$135,905	$102,085

Cash flows from investing activities
Cash paid for long-lived assets	(3,191)	(249)	(42,159)	(45,599)
Other investing activities	(205)	—	(551)	(756)

Net cash flows used in investing activities	(3,396)	(249)	(42,710)	(46,355)

Cash flows from financing activities
Net repayments of debt	(162,974)	(7)	(409)	(163,390)
Intercompany transactions	341,620	4,890	(346,510)	—
Other	(298)	—	—	(298)

Net cash flows provided by (used in) financing activities	178,348	4,883	(346,919)	(163,688)

Effect of exchange rate changes on cash and cash equivalents	—	—	270	270

Increase (decrease) in cash and cash equivalents	145,738	28	(253,454)	(107,688)
Beginning cash and cash equivalents	5,018	170	258,108	263,296

Ending cash and cash equivalents	$150,756	$198	$4,654	$155,608

14.	SUBSEQUENT EVENTS

The Company received notification in January 2008 from SLM Corporation (“Sallie Mae”) that Sallie Mae will terminate its Discount Loan Program with the Company and plans to modify the underwriting criteria used in its standard private loan programs. The Discount Loan Program provided up to $50,000,000 of loans per year to students attending post-secondary institutions owned by the Company and will terminate on April 17, 2008. Discount loans are private loans made available to students who do not qualify for credit-based private loans. Sallie Mae has indicated to the Company that, during the period from March 19, 2008 through April 17, 2008, it will increase the discount fee paid by the Company on new loans to students who participate in the Discount Loan Program and limit new loans under the program to an aggregate of $4.0 million. Sallie Mae also has advised the Company that it will maintain eligibility for current students who have received loans pursuant to the Discount Loan Program to continue to receive loans under the program while they remain in school.

During fiscal 2007, private loans represented approximately 23% of the Company’s net revenues, including loans to students who do not qualify for discount loans, which represented approximately 3% of net revenues. During the fall quarter of fiscal 2008, approximately 25% of the students attending the Company’s schools utilized a private loan to fund a portion of their education expense, of which approximately 4% participated in the Discount Loan Program. Though Sallie Mae has not finalized the revised underwriting standards for its standard private loan program, the Company believes that the revised standards will be more restrictive than those which applied prior to the termination of the Discount Loan Program.

Sallie Mae and its affiliates provided approximately 95% of the private loans received by students attending the Company’s schools during fiscal 2007. Sallie Mae has indicated that it intends to honor its loan obligations to current students, expand its lending activities to students with prime credit scores and continue providing federal Title IV loans.

The Company is considering several alternatives to replace the Discount Loan Program and respond to more restrictive private loan underwriting criteria. These alternatives include: focusing on co-borrowers, improving the utilization of PLUS loans, cash pay and other sources of available aid and changing the mix of funding sources to reduce reliance on third-party loans; introducing new lenders to provide federal and private loans to students; paying fees to third party lenders which provide private loans to students; and providing direct loans and expanding the use of tuition repayment plans, including guarantees by the Company of third party loans against default. These alternatives involve risks and uncertainties.

The Company does not believe that the termination of the Discount Loan Program will have a material impact on fiscal 2008 net revenues or earnings before interest, taxes, depreciation and amortization and is assessing the impact on future periods. The Company is also analyzing whether the Discount Loan Program termination and revised underwriting standards will result in an impairment of its long-lived assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	54.5%	54.8%	58.4%	58.7%
General and administrative	23.1%	20.3%	24.6%	22.4%
Amortization of intangible assets	1.1%	1.4%	1.3%	1.6%

Total costs and expenses	78.7%	76.5%	84.3%	82.7%

Income before interest and income taxes	21.3%	23.5%	15.7%	17.3%
Net interest expense	8.9%	12.0%	10.0%	13.4%

Income before income taxes	12.4%	11.5%	5.7%	3.9%
Provision for income taxes	4.8%	4.4%	2.2%	1.5%

Net income	7.6%	7.1%	3.5%	2.4%

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Net revenues

Net revenues for the three months ended December 31, 2007 increased 24.1% to $445.3 million, compared to $358.8 million for the same period a year ago, primarily resulting from an increase in total student enrollment and an approximate 5% increase in tuition rates, partially offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in students enrolled in fully online programs, in which students typically take a lesser credit load as compared to campus-based programs. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. At the start of the fall academic quarter in October 2007, total enrollment at our schools was approximately 96,000 students, a 19.5% increase from the same period in the prior year. Same-school enrollment (schools owned for one year or more) increased 18.2% to approximately 95,000 students at the start of the fall academic quarter. Students enrolled in fully online programs increased in October 2007 by 103.4% compared to the same period in the prior year to over 13,000 students.

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.

Educational services expenses

Educational services expenses, which include faculty and certain administrative compensation, cost of sales, bad debt, and depreciation and amortization, increased compared to the prior year quarter by $46.1 million, or 23.4%, to $242.7 million for the current quarter, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased 30 basis points compared to the prior year quarter. Compared to the prior year quarter, we experienced a reduction in personnel and facility expenses, excluding rent, of 92 basis points as a percentage of net revenues despite continued

investment in new campuses and online programs. Rent expense associated with schools and student housing, which increased as a percentage of net revenues for the current quarter by seven basis points, was $32.8 million in the current quarter and $26.2 million in the prior year quarter. We also experienced a reduction in depreciation and amortization of property and equipment of 73 basis points as a percentage of net revenues, due primarily to the fixed nature of these expenses. These decreases were partially offset by an increase in bad debt expense, which was 2.2% of net revenues in the current quarter, of 55 basis points as a percentage of net revenues in the current quarter, primarily related to an increase in out-of-school students, as well as increases in non-facilities related professional fees and services of 51 basis points. The remaining net increase as a percentage of net revenues of 22 basis points in the current six-month period was driven by other costs, none of which were individually significant.

General and administrative expenses

General and administrative expenses were $102.9 million for the current quarter, an increase of 41.4% from $72.8 million in the prior year quarter. As a percentage of net revenues, general and administrative expenses increased 282 basis points compared with the prior year quarter. Personnel expenses increased 192 basis points as a percentage of net revenues due primarily to continued investment in marketing and admissions of 101 basis points and increases in costs related to other personnel, including benefits, of 91 basis points. Additionally, higher investment in advertising at our new campuses and in our fully online programs drove an increase of 124 basis points as a percentage of net revenues compared to the prior year quarter. These increases as a percentage of net revenues were partially offset by a decrease in legal and other professional services expenses of 24 basis points as a percentage of net revenues compared with the prior year quarter. The remaining net decrease as a percentage of net revenues of ten basis points compared with the prior year quarter was driven by other costs, none of which were individually significant.

Amortization of intangible assets

Amortization of intangible assets decreased to $4.7 million in the current quarter compared to $4.9 million in the prior year quarter. This decrease was due primarily to certain assets becoming fully amortized during the periods following the end of the corresponding fiscal 2007 quarter, which reduced the intangible asset base requiring amortization.

Income before interest and taxes

Income before interest and taxes increased by $10.5 million or 12.5%, to $95.0 million for the current quarter compared with the prior year quarter. The corresponding margin decreased to 21.3% in the current quarter from 23.5% in the prior year quarter due to the factors described above.

Interest expense, net

Net interest expense was $39.8 million in the current quarter, a decrease of $3.3 million from $43.1 million in the prior year quarter. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan for the current quarter compared with the prior year quarter, coupled with the effect of payments made on the term loan principal balance since the prior year quarter.

Provision for income taxes

The provision for income taxes for the quarter ended December 31, 2007 was $21.4 million as compared to $16.0 million for the prior year quarter. Our effective tax rate was 38.7% in both the current and prior year quarters. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FIN 48.

Net income

We had net income of $33.8 million in the current quarter compared to $25.4 million in the prior year quarter due to the factors described above.

Six months ended December 31, 2007 compared to the six months ended December 31, 2006

Net revenues

Net revenues for the six months ended December 31, 2007 increased 24.2% to $806.6 million, compared to $649.3 million for the same period a year ago, primarily resulting from a 19.5% increase in average student enrollment and an approximately 5% increase in tuition rates, slightly offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in students enrolled in fully online programs, in which students typically take a lesser credit load as compared to campus-based programs. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Educational services expenses

Educational services expenses increased compared to the prior year six-month period by $89.6 million, or 23.5%, to $470.9 million, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased 34 basis points. We experienced a reduction in personnel and facility expenses, excluding rent, of 102 basis points as a percentage of net revenues in the current six-month period despite continued investment in new campuses and online programs. Rent expense associated with schools and student housing, which increased as a percentage of net revenues by one basis point, was $62.7 million in the current six-month period and $50.5 million in the prior year six-month period. We also experienced a reduction in depreciation and amortization of property and equipment of 23 basis points as a percentage of net revenues due primarily to the fixed nature of these expenses, despite a non-cash impairment charge of $3.8 million taken at one of our schools in the first fiscal quarter. These decreases were partially offset by an increase in bad debt expense, which was 2.4% of net revenues in the current six-month period, of 43 basis points as a percentage of net revenues in the current six-month period, primarily related to an increase in out-of-school students, as well as increases in non-facilities related professional fees and services of 36 basis points. The remaining net increase as a percentage of net revenues of 11 basis points in the current six-month period was driven by other costs, none of which were individually significant.

General and administrative expenses

General and administrative expenses were $199.0 million for the current six-month period, an increase of 36.8% from $145.5 million in the same six-month period in the prior year. As a percentage of net revenues, general and administrative expenses increased 224 basis points compared with the prior year six-month period. Personnel expenses increased 158 basis points as a percentage of net revenues due primarily to continued investment in marketing and admissions of 95 basis points and increases in costs related to other personnel, including benefits, of 63 basis points. Additionally, higher investment in advertising at our new campuses and in our fully online programs drove an increase of 120 basis points as a percentage of net revenues compared to the prior year six-month period. These increases as a percentage of net revenues were partially offset by a decrease in legal, consulting and other professional services expenses of 52 basis points as a percentage of net revenues compared with the prior year period. The remaining net decrease as a percentage of net revenues of two basis points in the current six-month period was driven by other costs, none of which were individually significant.

Amortization of intangible assets

Amortization of intangible assets increased to $10.4 million in the current six-month period compared to $10.0 million in the prior year period. This increase primarily resulted from a non-cash impairment charge of $1.0 million that was recorded at one of our schools in the quarter ended September 30, 2007 that was partially offset by lower amortization on certain assets that became fully amortized during the periods following the end of the prior year six-month period.

Income before interest and taxes

Income before interest and taxes increased by $13.7 million, or 12.2%, to $126.3 million for the current six-month period compared with the prior year period. The corresponding margin decreased to 15.7% in the current period from 17.3% in the prior year period due to the factors described above.

Interest expense, net

Net interest expense was $80.5 million in the current six-month period, a decrease of $6.6 million from $87.1 million in the prior year six-month period. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan during the current six-month period, coupled with the effect of payments made on the term loan principal balance since December 31, 2006.

Provision for income taxes

The provision for income taxes for the six-month period ended December 31, 2007 was $17.8 million as compared to $9.9 million for the prior year six-month period. Our effective tax rate was 38.8% in the current year six-month period and 38.7% in the prior year six-month period. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards and the application of FIN 48.

Net income

We had net income of $28.0 million in the current six-month period and net income of $15.6 million in the prior year six-month period due to the factors described above.

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning July 1, 2008, and we are in the process of evaluating the potential impact of SFAS No. 157, if any.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS No. 141R will have on our financial position or results of operations upon adoption, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, which will change the accounting and reporting for minority interests to recharacterize them as noncontrolling interests and classify them as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective for our fiscal year beginning July 1, 2009. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS No. 160 will have on our financial position or results of operations upon adoption, if any.

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

Net working capital is calculated based on total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At December 31, 2007, our working capital deficit was $10.4 million compared with a working capital deficit of $25.0 million at December 31, 2006.

Operating cash flows

Net cash flows provided by operating activities for the six-month period ended December 31, 2007 was $120.4 million, an increase of $18.3 million compared to the prior year period. Increased operating cash flows as compared to the prior year period were primarily due to the timing of start dates coupled with the growth in students, which resulted in an approximate net inflow of $65.6 million in advance payments in the current six-month period compared with an inflow of $11.3 million in the same period in the prior year. We also experienced better collection on receivables with a net change in inflows period to period related to receivables of $13.9 million. These increases in operating cash flows compared to the prior year period were partially offset by a change in accrued liabilities to a net outflow of $60.4 million. The remaining increase in net operating cash flows of $10.5 million was primarily due to growth in net income period to period.

Days sales outstanding (“DSO”) in receivables was 11.3 days and 12.7 days at December 31, 2007 and 2006. We calculate DSO by dividing net accounts receivable by average daily net revenues for the preceding quarter. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of days in a quarter. In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans to students, which to us are non-recourse, help bridge the funding gap created by tuition rates that rise faster than federally-guaranteed student loans.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

We adopted the provisions of FIN 48 on July 1, 2007. Upon adoption, we accrued an additional liability for uncertain tax benefits of $18.5 million. Our total liability for uncertain tax benefits at December 31, 2007 was $30.3 million, excluding the indirect benefits associated with state taxes and interest. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

See Note 14—Subsequent Events—in the condensed notes to the accompanying unaudited consolidated financial statements for a discussion of changes in the student lending environment which may affect our liquidity.

Investing cash flows

Capital expenditures were $68.5 million, or 8.5% of net revenues, for the six-month period ended December 31, 2007, compared to $45.6 million, or 7.0% of net revenues in the prior year period. The increase in capital expenditures as a percentage of net revenues in the current six-month period compared to the prior year period was primarily due to our investment in new facilities and the expansion of existing facilities. We typically conduct a significant portion of our capital purchases in the months leading up to the start of an academic quarter. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing cash flows

Borrowings under our $300.0 million revolving credit facility are available to satisfy certain year-end regulatory financial ratios, finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. On July 2, 2007, we repaid $90.0 million of the outstanding revolving credit facility at June 30, 2007. We borrowed under the revolving credit facility at June 30, 2007 to satisfy certain year-end regulatory financial ratios. The source of the cash used for the repayment of the revolver was cash on hand at June 30, 2007. We did not have any other borrowing activity related to the revolving credit facility during the six month period ended December 31, 2007.

We have issued letters of credit totaling $91.3 million at December 31, 2007, which has reduced our availability to borrow funds under the $300.0 million revolving credit facility. An aggregate of $88.3 million of outstanding letters of credit have been issued to the U.S. Department of Education, including an $87.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2007, we had $1,908.0 million in aggregate indebtedness outstanding, with additional borrowing capacity of $208.7 million under our senior credit facility, after giving effect to outstanding letters of credit. We expect that our cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Contingencies

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. NEIA received a second civil investigative demand letter from the Attorney General in November 2007 requesting information in addition to what NEIA previously provided, along with information related to NEIA’s relationships with student loan providers. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the alleged false claims and alleged unfair and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

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

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements for the year ended June 30, 2007 contained in our Annual Report on Form 10-K as filed with the SEC. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the applicable notes to our consolidated financial statements as of and for the six-month period ended December 31, 2007. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the consolidated financial statements. We use historical experience and all available information to make these estimates and judgments; different amounts could be reported using different assumptions and estimates.

Non-GAAP Financial Measures

We use EBITDA, defined as net income plus interest expense (income), net, taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Net income	$33.8	$25.4	$28.0	$15.6
Net interest expense	39.8	43.1	80.5	87.1
Income tax expense	21.4	16.0	17.8	9.9
Depreciation and amortization (1)	23.5	22.7	51.8	44.7

EBITDA	$118.5	$107.2	$178.1	$157.3

(1)	Depreciation and amortization includes non-cash charges related to long-lived asset impairments of $4.8 million in the 2007 six-month period.

Covenant Compliance

Under the senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2007, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those ratios and tests in the future.

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

Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior credit facilities and the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

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

For the twelve months ended December 31,
(in millions)	2007
Net income	$44.6
Interest expense, net	162.5
Provision for income taxes	35.0
Depreciation and amortization (1)	97.5

EBITDA	339.6

Reversal of impact of unfavorable leases (2)	(1.5)
Advisory fees (3)	5.0
Severance and relocation	3.8
Other	(0.3)

Adjusted EBITDA—Covenant Compliance	$346.6

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments.
(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.
(3)	Represents $5.0 million of advisory fees incurred under a management advisory agreement with the Sponsors along with legal and other professional service fees incurred as a direct result of the Transaction.

Our covenant requirements and actual ratios for the twelve months ended December 31, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to consolidated interest expense ratio	Minimum of 1.50x	2.15x
Consolidated total debt to Adjusted EBITDA	Maximum of 7.75x	5.00x

Certain Risks and Uncertainties

Certain of the matters we discuss in this report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning its expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; our ability to generate sufficient cash to service all of our debt obligations; general economic and market conditions; the condition of the post-secondary education industry; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where we transact business. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate their carrying values because of the short-term nature of these instruments. Derivative financial instruments are carried at fair value, which is based on the amount we would pay to terminate the agreements. We do not use derivative financial instruments for trading or speculative purposes. The fair value and carrying amounts of our long-term debt are approximately equivalent.

At December 31, 2007, we had total debt obligations of $1,908.0 million, including $1,144.6 million of variable rate debt, at a weighted average interest rate of 7.99%. A hypothetical change of 1.25% in interest rates from December 31, 2007 levels would have increased or decreased interest expense approximately $1.3 million and $2.6 million for the variable rate debt in the three and six-month periods ended December 31, 2007.

On June 6, 2006, we entered into two five-year interest rate swap agreements which fixed the interest rate for $750.0 million of our variable rate debt starting July 2006. The interest rate swaps, which expire on July 1, 2011, are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. At December 31, 2007, we have variable rate debt of $394.6 million that is subject to market rate risk, as our future interest payments will fluctuate as the underlying interest rates change due to market changes. Under the terms of the interest rate swap agreements, we receive payments based on the three month LIBOR variable interest rate and make payments based on a fixed rate of 5.397%.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR HIGHLY REGULATED INDUSTRY

Failure of our schools to comply with extensive regulations could result in financial penalties, restrictions on our operations, limitations on our growth or loss of external financial aid funding for our students.

Approximately 70% of our net revenues in fiscal 2005, 2006 and 2007 were indirectly derived from federal student financial aid programs pursuant to Title IV of the Higher Education Act of 1965, as amended (“Title IV programs”). Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of any loan guarantee agencies that guarantee certain federal student loans made to our schools’ students, the requirements of such state financial aid programs as may be available to our students and the requirements of specialized accrediting agencies which oversee educational quality in particular program areas. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

If any of our schools were to violate or fail to meet any of these legal and regulatory requirements, we could suffer financial penalty, limitations on our operating activities, loss of accreditation, limitations on our ability to add new schools or offer new programs, termination of or limitations on the school’s ability to grant degrees and certificates, or limitations on or suspension or termination of the school’s eligibility to participate in federal student financial aid programs. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied or interpreted by a regulatory body or whether each of our schools will be able to comply with all of the applicable requirements in the future.

We periodically must seek recertifications for our schools to participate in Title IV programs and may, in certain circumstances, be subject to review by the U.S. Department of Education prior to the next scheduled recertification.

Our schools are required to seek recertifications from the U.S. Department of Education periodically in order to participate in Title IV programs. The current provisional certifications of all but two of our schools expire between March 31, 2009 and December 31, 2009, and our applications for recertifications will be due for submission three months in advance of each expiration. The U.S. Department of Education also will review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S.

Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations.

Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could harm our student population and revenue.

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the Higher Education Act of 1965, as amended (the “HEA”), and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. The last reauthorization of the HEA occurred in 1998. Reauthorization or congressional appropriation may result in numerous legislative changes, including funding reductions. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or the U.S. Department of Education that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

In September 2007, President Bush signed into law legislation which, among other things, decreases private lender and guaranty agency yields for participation in the Federal Family Education Loan (“FFEL”) program, decreases student interest rates on Stafford loans and limits repayment obligations for students who receive loans pursuant to Title IV programs. Decreased yields could discourage private lenders from continuing to provide loans to our students. In addition, Congress is considering legislation to address alternative, non-Title IV program loans as well as lender and educational institution relationships, which could negatively impact our students’ ability to access student loans.

Because a significant percentage of our revenue is derived from Title IV and alternative loan programs, any action by Congress that significantly reduces Title IV program funding, the availability or attractiveness of alternative loans or the ability of our schools or students to participate in Title IV programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education, our schools may lose eligibility to participate in federal student financial aid programs.

To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2007, we believe that all of our schools satisfied their required quantitative measures of financial responsibility on an institutional basis, although we do not satisfy all such measures on a consolidated basis.

We were required by the U.S. Department of Education to post an $87.9 million letter of credit in October 2006 and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of debt we incurred to complete the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds received by students at our schools during fiscal 2006, and the letter of credit will expire in March 2008. We expect to continue to not satisfy the U.S. Department of Education’s quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our schools to be required to continue on provisional certification for additional three-year periods. The provisional certifications of all but two of our schools will expire between March 31, 2009 and December 31, 2009. We expect that the U.S. Department of Education’s evaluation of our schools’ financial responsibility on the basis of our consolidated financial statements will continue through future annual reviews and may result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and cash monitoring could adversely affect our net income and student population. We expect to be required to renew the letter of credit at the 10% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the amount substantially. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification. Any failure to meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education could affect our students’ ability to access student financial assistance programs, which would adversely affect our net income and student population. At December 31, 2007, we had a total of $88.3 million in letters of credit outstanding to the U.S. Department of Education.

A school is ineligible to participate in the federal student financial aid programs if it derives more than 90% of its revenue from Title IV programs in any fiscal year. Recent increases in Pell Grants and Title IV loan limits may result in an increase in the revenues we receive from Title IV programs, which could make it more difficult for us to satisfy this limitation.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. Certain of our schools have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for us or any of our institutions. Though we believe our schools do not exceed either the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one or more of our schools could have a material adverse effect on our student population and revenue. The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages. Providers of federally guaranteed student loans have also experienced recent increases in default rates. Any increase in interest rates could contribute to higher default rates with respect to repayment of our students’ education loans. Such higher default rates may adversely impact our eligibility to participate in Title IV programs, which could result in a significant reduction in our student population and our profitability.

In the event of a bankruptcy filing by any of our schools, the schools filing for bankruptcy would not be eligible to receive Title IV program funds, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. In addition, our other schools may be held to be jointly responsible for financial aid defaults experienced at the bankrupt schools.

If any of our schools either fails to demonstrate “administrative capability” to the U.S. Department of Education or violates other requirements of Title IV programs, our business could suffer.

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

If an institution fails to satisfy any of these criteria, or any other of the legal and regulatory requirements of Title IV programs, the U.S. Department of Education may:

•	require the repayment of federal student financial aid funds improperly disbursed;

•	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or “cash monitoring”;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If one or more of our schools loses or is limited in its access to, or is required to repay, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of Title IV programs, our business could be materially adversely affected.

Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states that would have a material adverse effect on us.

Each of our U.S. institutions, including our institutions that provide online programs, is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. In some U.S. states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. In addition, each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment and revenues.

If one of our schools does not meet its accreditation or applicable state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure in the state where it is physically located or institutional accreditation would make such school ineligible to participate in Title IV programs, which could have a material adverse effect on our student enrollment and revenues. In addition, if programmatic accreditation is withdrawn or fails to be renewed for any of the individual programs at any of our schools, enrollment in such program could decline, which could have a material adverse impact on student enrollment and revenues at that school.

Loss of or reductions in state financial aid programs for our students could negatively impact our revenues from students.

In fiscal 2007, approximately 3% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. The loss of access to these state grants by our students could have a material adverse effect on our business due to enrollment losses at our schools.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

If we or one of our schools experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, acquisition of schools from other owners, significant changes in the composition of a school’s board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our schools, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans.

Government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate litigation against us.

From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. If the results of any such proceedings are unfavorable to us, we may lose or have limitations imposed on our accreditation, state licensing or Title IV program participation, be required to pay monetary damages or be subject to fines, penalties, injunctions or other censure that could materially and adversely affect our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant money and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Allegations against the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

RISKS RELATED TO OUR BUSINESS

If our students were unable to obtain alternative loans from third party lenders, our business could be adversely affected given our increasing reliance on such lenders as a source of net revenues.

During fiscal 2007, alternative loans to students at our schools represented approximately 23% of our net revenues, as compared to 19% of net revenues in fiscal 2006 and 15% of net revenues in fiscal 2005. These loans were provided pursuant to private loan programs and were made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. While these private loans are typically credit based, we also developed a Discount Loan Program for students with low credit scores who otherwise may not qualify for credit-based loans and pursue a post-secondary education. This Discount Loan Program was terminated by Sallie Mae effective April 17, 2008. Sallie Mae has also informed us that it intends to modify the underwriting criteria it uses for its standard private loan programs. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 95% of the private loans in fiscal 2007 were offered by Sallie Mae and its affiliates and serviced by its affiliated loan servicer. If Sallie Mae or its affiliated loan servicer terminated the programs or reduced the volume of loans made or serviced under the programs at a time when we were unable to timely identify alternate lenders and loan servicers, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, certain of the alternatives we may implement due to the termination of the Discount Loan Program and tightening of private loan underwriting standards involve certain risks and uncertainties. For example, increasing the amount that new students pay in cash and instituting stricter underwriting guidelines may slow our rate of enrollment growth. In addition, providing direct loans, expanding the use of tuition repayment plans and guaranteeing third-party lenders against defaults by students at our schools may increase our allowance for doubtful accounts from current levels and decrease our liquidity.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages. Providers of federally guaranteed student loans and alternative student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans could result in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Private lenders could also require that we pay them new or increased fees in order to provide alternative loans to prospective students. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Opening additional new schools and growing our online academic programs could be difficult for us.

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

We anticipate significant future growth from online courses we offer to students. As of December 31, 2007, we offer fully online programs at The Art Institute of Pittsburgh, Online Division, Argosy University and South

University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs as planned.

We may not be able to implement our growth strategy optimally if we are not able to improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner.

We continually seek to improve the content of our existing academic programs and develop new programs in order to meet changing market needs. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain federal, state and accrediting agency approvals. The development of new programs and classes, both conventional and online, is subject to requirements and limitations imposed by the U.S. Department of Education, state licensing agencies and the relevant accrediting bodies. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing academic programs also may require us to make investments in specialized personnel and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We may have limited experience with the subject matter of new programs and may need to modify our systems and strategy. If we are unable to increase the number of students, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, our results of operations and financial condition could be adversely affected.

Our success depends, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

In order to maintain and increase our revenues and margins, we must continue to attract new students in a cost-effective manner. Over the last several fiscal years, we have increased the amounts spent on marketing and advertising, and we anticipate that this trend will continue. If we are unable to successfully advertise and market our schools and programs, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students, current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses.

A decline in the overall growth of enrollment in post-secondary institutions could cause us to experience lower enrollment at our schools, which would negatively impact our future growth.

According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 15.5% over the ten-year period ending fall 2015 to approximately 20.2 million. This growth is slower than the 22.6% increase reported in the prior ten-year period ended in 2005, when enrollment increased from 14.3 million in 1995 to 17.5 million in 2005. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and increase our addressable market by adding locations in new markets and rolling out new academic programs. If we fail to accomplish this, the failure would have an adverse impact on our future growth.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

The following chart shows our level of consolidated indebtedness at December 31, 2007:

Senior secured term loan facility, due 2013	$1,144,603
Senior notes due 2014 at 8.75%	375,000
Senior subordinated notes due 2016 at 10.25%	385,000
Capital leases	1,920
Mortgage debt of consolidated entities	1,503

Total debt	1,908,026

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures and future business opportunities;

•

increasing the likelihood of our not satisfying, on a consolidated basis, the U.S. Department of Education’s annual responsibility requirements and subjecting us to letter of credit and provisional certification requirements for the foreseeable future;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will bear interest at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, program development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make certain investments, including capital expenditures;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with affiliates.

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our indebtedness under our senior secured credit facilities, as well as our unsecured indebtedness.

Failure to keep pace with changing market needs and technology could harm our ability to attract students.

The success of our schools depends to a large extent on the willingness of prospective employers to employ our students upon graduation. Increasingly, employers demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be adversely affected.

Failure to obtain additional capital in the future could adversely effect our ability to grow.

We believe that funds from operations, cash, investments and borrowings under our revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the willingness of sellers to provide financing for future acquisitions and the amount of cash flows from our operations. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Failure to effectively manage our growth could harm our business.

Our business recently has experienced rapid growth. Growth and expansion of our operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies and our net income may be materially adversely affected.

Capacity constraints or system disruptions to our online computer networks could have a material adverse effect on our ability to attract and retain students.

The performance and reliability of the program infrastructure of our schools’ online operations is critical to the reputation of these campuses and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools’ online operations, may result in the unavailability of our schools’ online operations’ computer networks. In addition, any significant failure of our computer networks could disrupt our on campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our schools’ online operations and result in a loss of potential or existing students. Additionally, our schools’ online computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ online computer systems or operations could have a material adverse effect on the ability of our schools’ online operations to attract and retain students.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our schools collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

Our success depends upon our ability to recruit and retain key personnel.

Our success depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. We may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. In addition, key personnel may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could cause our business to suffer.

If we are not able to integrate acquired schools, our business could be harmed.

From time to time, we engage in acquisitions of schools. Integrating acquired operations into our institutions involves significant risks and uncertainties, including:

•	inability to maintain uniform standards, controls, policies and procedures;

•	distraction of management’s attention from normal business operations during the integration process;

•	expenses associated with the integration efforts; and

•	unidentified issues not discovered in our due diligence process, including legal contingencies.

We may be unable to operate one or more of our schools due to a natural disaster.

A number of our schools are located in Florida and elsewhere in the Southeastern United States in areas prone to hurricane damage, which may be substantial. We also have a number of schools located in southern California in areas vulnerable to earthquakes. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations.

We operate in a highly competitive industry, and competitors with greater resources could harm our business.

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Many public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those we offer. We expect to experience additional competition in the future as more colleges, universities and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

We could experience an event of default under our senior secured credit agreement if the Sponsors cease to own an aggregate of at least 35% of the voting interests of our outstanding capital stock.

Under the current terms of our senior secured credit agreement, an event of default would occur if the Sponsors cease to own, collectively, at least 35% of the voting interests of our outstanding capital stock. This event of default could be triggered during the term of the senior secured credit agreement either by future sales or transfers of our capital stock by any of the Sponsors or by additional issuances of voting capital stock by us.

Because we cannot control when future transactions by any of the Sponsors will occur, we cannot assure you that one or more Sponsors will not engage in transactions that trigger an event of default under the current terms of our senior secured credit agreement, or that we will be able to amend this provision of our senior secured credit agreement prior to any such sale or transfer. If an event of default occurs as a result of a future sale or transfer by any of the Sponsors, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. It is possible that we would not be in a position at that time to refinance the amounts due under the senior secured credit agreement on economical terms, or at all, or repay the amounts due to the lenders, and the lenders then could proceed against the collateral securing our indebtedness.

If we expand in the future into new markets outside the United States, we would be subject to risks inherent in non-domestic operations.

If we acquire or establish schools in new markets outside the United States, we will face risks that are inherent in non-domestic operations, including the complexity of operations across borders, currency exchange rate fluctuations, monetary policy risks, such as inflation, hyperinflation and deflation, and potential political and economic instability in the countries into which we expand.

We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct our operations through certain of our subsidiaries. As a result, we will rely on dividends and other payments or distributions from our operating subsidiaries to meet any existing or future debt service and other obligations. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may occur. For example, our senior secured credit agreement and the indentures governing the Notes contain certain restrictions on our subsidiaries’ ability to pay dividends and to make distributions.

We experience seasonal fluctuations in our results of operations.

Historically, our quarterly revenues and income have fluctuated primarily as a result of the pattern of student enrollments at our schools. The number of students enrolled at our schools typically is greatest in the second quarter of our fiscal year, when the largest number of recent high school and college graduates typically begin post-secondary education programs. Student vacations generally cause our student enrollments to be at their lowest during our first fiscal quarter. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenue, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year.

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

Date: February 14, 2008

/s/ EDWARD H. WEST
Edward H. West
Executive Vice President and Chief Financial Officer