Form 10-Q
period 2008-03-31
Education Management LLC
filed 2008-05-15
CIK 1375891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2008	June 30, 2007	March 31, 2007
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$326,006	$250,723	$282,630
Restricted cash	12,443	10,308	13,551

Total cash, cash equivalents and restricted cash	338,449	261,031	296,181

Receivables, net of allowances of $48,365, $38,002 and $38,406	154,524	69,940	44,160
Notes, advances and other	10,234	8,687	7,394
Inventories	8,007	6,969	7,842
Deferred income taxes	16,109	15,320	14,320
Other current assets	34,303	26,421	25,567

Total current assets	561,626	388,368	395,464

Property and equipment, net	446,698	416,394	396,059
Other long-term assets	63,189	68,625	70,850
Intangible assets, net	487,345	499,567	504,319
Goodwill	2,586,860	2,576,055	2,566,659

Total assets	$4,145,718	$3,949,009	$3,933,351

Liabilities and member’s equity
Current liabilities:
Current portion of long-term debt	$12,534	$38,121	$12,795
Revolver	—	90,000	—
Accounts payable	45,186	50,419	36,859
Accrued liabilities	119,364	112,792	109,420
Accrued income taxes	5,075	9,430	18,587
Unearned tuition	312,344	51,952	28,959
Advance payments	57,187	78,337	196,099

Total current liabilities	551,690	431,051	402,719

Long-term debt, less current portion	1,892,316	1,901,858	1,930,593
Deferred income taxes	184,914	216,276	203,577
Deferred rent	90,674	80,166	70,381
Other long-term liabilities	95,534	8,585	21,505
Member’s equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	1,300,000
Accumulated earnings	70,222	12,534	13,573
Accumulated other comprehensive loss	(39,632)	(1,461)	(8,997)

Total member’s equity	1,330,590	1,311,073	1,304,576

Total liabilities and member’s equity	$4,145,718	$3,949,009	$3,933,351

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Net revenues	$461,164	$366,721	$1,267,808	$1,016,022
Costs and expenses:
Educational services	253,381	207,449	724,239	588,688
General and administrative	111,592	80,054	310,633	225,553
Amortization of intangible assets	4,576	4,947	15,006	14,944

Total costs and expenses	369,549	292,450	1,049,878	829,185

Income before interest and income taxes	91,615	74,271	217,930	186,837
Net interest expense	39,496	41,492	120,008	128,581

Income before income taxes	52,119	32,779	97,922	58,256
Provision for income taxes	21,138	15,164	38,895	25,024

Net income	$30,981	$17,615	$59,027	$33,232

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the nine months ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$59,027	$33,232
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	60,698	52,716
Amortization of intangible assets	15,006	14,944
Amortization of debt issuance costs	5,767	5,728
Non-cash adjustments in deferred rent	(1,904)	(2,071)
Reimbursements for tenant improvements	4,400	1,742
Deferred income taxes	598	996
Changes in assets and liabilities:
Restricted cash	(2,135)	(3,515)
Receivables	(84,441)	6,624
Inventories	(1,024)	(1,690)
Other assets	(2,816)	(887)
Accounts payable	(1,702)	(1,765)
Accrued liabilities	7,011	79,882
Unearned tuition	260,392	(7,579)
Advance payments	(21,172)	85,784

Total adjustments	238,678	230,909

Net cash flows provided by operating activities	297,705	264,141

Cash flows used in investing activities:
Acquisition of subsidiaries	(1,784)	—
Expenditures for long-lived assets	(90,988)	(75,697)
Reimbursements for tenant improvements	(4,400)	(1,742)
Investment in marketable securities	—	(344,885)
Redemption of marketable securities	—	344,885
Other items, net	—	(882)

Net cash flows used in investing activities	(97,172)	(78,321)

Cash flows used in financing activities:
Payments on revolving credit facility	(90,000)	(160,000)
Payments of debt	(35,129)	(6,577)
Debt issuance costs	—	(298)

Net cash flows used in financing activities	(125,129)	(166,875)
Effect of exchange rate changes on cash and cash equivalents	(121)	389

Net change in cash and cash equivalents	75,283	19,334
Cash and cash equivalents, beginning of year	250,723	263,296

Cash and cash equivalents, end of period	$326,006	$282,630

Cash paid (received) during the period for:
Interest (including swap settlement)	$122,063	$93,655
Income taxes, net of refunds	36,743	(24,323)

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Dollars in thousands)

	Capital Contribution	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss) (a)		Total
Balance, June 30, 2006	$1,300,000	$(19,659)	$2,418		$1,282,759
Comprehensive income:
Net income	—	32,193	—		32,193
Foreign currency translation	—	—	(334)		(334)
Unrealized loss on interest rate swaps, net of tax of $2,772	—	—	(3,545)		(3,545)

Comprehensive income					28,314

Balance, June 30, 2007	1,300,000	12,534	(1,461)		1,311,073

(Unaudited)
Comprehensive income:
Net income	—	59,027	—		59,027
Foreign currency translation	—	—	118		118
Unrealized loss on interest rate swaps, net of tax of $22,629	—	—	(38,289)		(38,289)

Comprehensive income					20,856 (c)
Cumulative effect of adoption of FASB Interpretation No. 48 (Note 8)	—	(1,339)	—		(1,339)

Balance, March 31, 2008	$1,300,000	$70,222	$(39,632	)(b)	$1,330,590

(a)	For the nine months ended March 31, 2007, comprehensive income was $21,817, which consisted of net income of $33,232, a $247 foreign currency translation loss and a $11,168 unrealized loss on interest rate swaps, net of tax. For the three months ended March 31, 2007, comprehensive income was $15,828, which consisted of net income of $17,615, a $57 foreign currency translation loss and a $1,730 unrealized loss on interest rate swaps, net of tax.
(b)	The balance in accumulated other comprehensive loss at March 31, 2008 is comprised of $283 of cumulative foreign currency translation losses and $39,349 of unrealized net losses on interest rate swaps, net of tax.
(c)	For the three months ended March 31, 2008, comprehensive income was $14,688, which consisted of net income of $30,981, a $326 foreign currency translation loss and a $15,967 unrealized loss on interest rate swaps, net of tax.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management LLC and its subsidiaries (collectively, the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2008, June 30, 2007 and March 31, 2007, the statements of operations for the three and nine months ended March 31, 2008 and 2007 and the statements of cash flows for the nine months ended March 31, 2008 and 2007. The statements of operations for the three and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2007 has been derived from the consolidated audited balance sheet included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Nature of operations

The Company is among the largest providers of postsecondary education in North America, with approximately 96,000 active students as of October 2007. The Company offers education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

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

Seasonality

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments at its schools. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The Company’s first fiscal quarter is typically its lowest revenue recognition quarter due to student vacations.

Reclassifications

Certain reclassifications of March 31, 2007 data have been made to conform to the March 31, 2008 presentation.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill resulting from a business combination. The requirements of SFAS No. 141R are effective for the Company’s fiscal year beginning July 1, 2009. The Company intends to apply the provisions of this standard for any business combination that transpires subsequent to the effective date of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements or disclosures.

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

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, but not the obligation, to repurchase shares issued pursuant to the exercise of stock options to employees whose employment with the Company is terminated. The purchase price of EDMC’s call option depends on the circumstances under which an employee’s employment with the Company is terminated. If employment of a participant in the Option Plan were to terminate, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement of shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options were exercised prior to March 31, 2008.

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by the Principal Shareholders. Time-based and performance-based options also generally vest upon a change in control or realization event, as defined in the Amended and Restated Shareholders Agreement, subject to certain conditions, and generally expire ten years from the date of grant. At March 31, 2008, the Company considered the conditions entitling the option holders to fair value for their shares

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based Payment”. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any of these grants during the three or nine month periods ended March 31, 2008 or 2007. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $32.3 million at March 31, 2008.

Long Term Incentive Compensation Plan

EDMC also adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”) during fiscal 2007. Pursuant to the terms of the plan, a bonus pool will be created based on returns to the Principal Shareholders after the occurrence of a “realization event”. At March 31, 2008, 729,000 units were outstanding out of a total of 1,000,000 authorized under the LTIC Plan. These units represent the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at March 31, 2008, no compensation expense has been recognized by the Company to date related to these units.

The LTIC Plan is currently being accounted for as a liability-plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering of EDMC’s common stock. Upon an initial public offering, the units may be settled in shares of common stock or in cash at the discretion of EDMC. Accordingly, the LTIC Plan will then be treated as a performance-based equity plan and the Company will determine the fair value of each unit. Then, upon a subsequent realization event, the estimated fair value of outstanding units as determined at the initial public offering date will be recorded in the Company’s statement of operations.

4.	OTHER CURRENT ASSETS

The following table presents the balances in other current assets (in thousands):

	March 31, 2008	June 30, 2007	March 31, 2007
Tenant improvement receivables	$19,374	$14,769	$11,301
Prepaid rent	1,780	1,687	2,399
Prepaid advisory fees	3,750	2,521	3,767
Prepaid software licenses	2,852	1,409	2,902
Prepaid insurance	655	1,633	1,440
Prepaid service contracts	2,119	980	804
Other	3,773	3,422	2,954

Total other current assets	$34,303	$26,421	$25,567

5.	LONG-LIVED ASSETS

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

intangible assets other than goodwill were recorded at fair value. The remaining value assigned to goodwill represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets as represented by the excess of the amount paid to acquire the Company over the value of these respective assets.

The following table summarizes goodwill adjustments during the nine-month period ended March 31, 2008 including the effect of the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, (“FIN 48”) (Note 8) (in thousands):

Goodwill at June 30, 2007	$2,576,055
Final purchase price payment from prior acquisition	1,333
Effect of change in accounting principle	9,472

Goodwill at March 31, 2008	$2,586,860

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	March 31, 2008		June 30, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	—	$330,000	—	$330,000	—
Tradename-Argosy University	3,000	(611)	3,000	(361)	3,000	(278)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	114,000	—
Curriculum and programs	22,275	(8,028)	19,507	(4,835)	18,829	(3,732)
Student contracts, applications & relationships	39,511	(20,625)	39,511	(11,856)	39,000	(9,120)
Favorable leases and other	16,408	(6,764)	16,391	(3,969)	16,143	(3,523)

Total intangible assets	$523,373	$(36,028)	$520,588	$(21,021)	$520,972	$(16,653)

Amortization of intangible assets for the three months ended March 31, 2008 and 2007 was $4.6 million and $5.0 million respectively. Amortization of intangible assets in each of the nine-month periods ended March 31, 2008 and 2007 was $15.0 million. The 2008 period includes a $1.0 million impairment charge, as more thoroughly discussed below.

Total estimated amortization of the Company’s intangible assets for the remainder of the fiscal year ended June 30, 2008 and for each of the fiscal years ended June 30, 2009 through 2012 and thereafter is as follows (in thousands):

Fiscal years	Amortization Expense
2008 (remainder)	$4,676
2009	16,476
2010	7,193
2011	5,859
2012	4,794
Thereafter	6,168

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Property and Equipment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. During the nine-month period ended March 31, 2008, the Company recorded an impairment loss of $4.5 million in educational services expense in the consolidated statement of operations as anticipated future cash flows at one of the Company’s schools could not support the carrying value of its property and equipment. The total impairment charge of $5.5 million, which includes $1.0 million on intangible assets, adjusted the property and equipment and intangible asset values at the school to their respective estimated fair values, as calculated using a traditional discounted cash flow model.

6.	DEBT AND DERIVATIVE INSTRUMENTS

Debt consisted of the following at March 31, 2008, June 30, 2007 and March 31, 2007 (in thousands):

	March 31, 2008	June 30, 2007	March 31, 2007
Revolving credit facility	$—	$90,000	$—
Senior secured term loan facility, due 2013	1,141,640	1,176,113	1,179,075
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	1,756	2,244	2,449
Mortgage debt of consolidated entity	1,454	1,622	1,864

Total debt	1,904,850	2,029,979	1,943,388
Less current portion, including revolving credit facility	12,534	128,121	12,795

Total long term debt, less current portion	$1,892,316	$1,901,858	$1,930,593

On February 13, 2007, the Company amended and restated the senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amended and restated senior secured term loan facility also includes a provision that requires the Company to pay a premium equal to 1% of the outstanding loan balance in connection with any future re-pricing that results in an additional margin reduction prior to February 13, 2008. The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of the Company’s leverage ratio falling below 5.5x at March 31, 2007. The interest rate on the senior secured term loan facility was 4.50% at March 31, 2008, 7.125% at June 30, 2007 and 7.375% at March 31, 2007.

On February 27, 2008 the Company increased its revolving credit facility by $22.5 million to $322.5 million through increased bank participation. There were no amendments to the existing credit agreement and no loan fees paid in connection with this increase.

There were no outstanding borrowings under the revolving credit facility at March 31, 2008 or 2007. Outstanding borrowings on the revolving credit facility, which were classified as short-term debt, totaled $90.0 million at June 30, 2007. The Company borrowed in order to satisfy certain year-end regulatory financial ratios at June 30, 2007 and repaid all borrowings on July 2, 2007.

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of $1.5 million at March 31, 2008. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Other indebtedness

The Company has issued letters of credit totaling $94.7 million at March 31, 2008, which reduces the Company’s availability to borrow funds under the $322.5 million revolving credit facility. An aggregate of $92.4 million of the outstanding letters of credit were issued to the U.S. Department of Education, including a $91.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction.

Derivative instruments

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Currently, the Company has two interest rate swaps outstanding, each for notional amounts of $375.0 million. Under the terms of the interest rate swaps, the Company receives payments based on variable interest rates based on the three month LIBOR and makes payments based on a fixed rate of 5.397%.

The Company recorded an unrealized after-tax loss of $16.0 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively, and unrealized after-tax losses of $38.3 million and $11.2 million for the nine-month periods ended March 31, 2008 and 2007, respectively, in other comprehensive income (loss) related to the change in market value of the Company’s interest rate swap agreements. Additionally, at March 31, 2008, there was a cumulative unrealized loss of $39.3 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet, which may be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	March 31, 2008		June 30, 2007		March 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Fair value of interest rate swaps	$62,808	$62,808	$(1,890)	$(1,890)	$15,435	$15,435
Variable rate debt	1,141,640	998,935	1,176,113	1,163,045	1,179,075	1,189,392
Fixed rate debt	763,210	633,710	763,866	785,804	764,313	817,713

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s effective tax rate was 40.6% and 39.7% for the three and nine months ended March 31, 2008. The Company’s effective tax rate was 46.3% and 43.0% for the three and nine months ended March 31, 2007. The decrease in the effective tax rate for the three and nine months ended March 31, 2008 as compared to the same periods in the prior year was primarily due to the impact of a discrete adjustment to record a valuation allowance against certain state deferred tax assets as a result of the restructuring of one of the Company’s subsidiaries in the prior year. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FIN 48.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company’s liability for uncertain tax positions decreased by $2.5 million in the third quarter of fiscal 2008, including interest. This decrease was the result of the expiration of statutes of limitation and changes in certain methods of tax accounting. For those same reasons, the gross amount of the Company’s uncertain tax benefits decreased by a total of $2.4 million—$1.8 million as a result of the expiration of statutes of limitation and $0.6 million as the result of changes in certain methods of tax accounting. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $2.7 million within the next twelve months due to the expiration of statutes of limitation and anticipated changes in certain methods of tax accounting.

The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2004. The Internal Revenue Service (IRS) has concluded its examination of the Company’s U.S. income tax return for fiscal year 2005. The IRS accepted the fiscal 2005 tax return as filed. While the IRS has completed its examination of the Company’s fiscal 2005 U.S. income tax return, the statute of limitations remains open with respect to that year through March 15, 2009.

The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2003.

10.	OTHER LONG-TERM LIABILITIES

The following table presents the balances in other long-term liabilities (in thousands):

	March 31, 2008	June 30, 2007	March 31, 2007
Interest rate swap	$62,808	$1,890	$15,435
Uncertain tax positions	26,109	—	—
Deferred compensation plan	5,479	5,483	5,730
Other	1,138	1,212	340

Total other long-term liabilities	$95,534	$8,585	$21,505

11.	CONTINGENCIES

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the alleged false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At March 31, 2008, the Company has provided $10.8 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

12.	RELATED PARTY TRANSACTIONS

In connection with the Transaction and under the terms of an agreement between the Company, the Principal Shareholders and Leeds Equity Partners (together with the Principal Shareholders, the “Sponsors”), the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $3.8 million at March 31, 2008, $2.5 million at June 30, 2007 and $3.8 million at March 31, 2007 and general and administrative expenses includes $3.8 million related to the Sponsors’ advisory fees in each of the nine-month periods ended March 31, 2008 and 2007. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

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

The following tables present the consolidated financial position of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of March 31, 2008, June 30, 2007 and March 31, 2007. The results of operations of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations are presented for the three- and nine-month periods ended March 31, 2008 and 2007. The condensed cash flows of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations are presented for the nine-month period ended March 31, 2008 and 2007.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$313,665	$419	$11,922	$—	$326,006
Restricted cash	500	—	11,943	—	12,443
Notes, advances and trade receivables, net	616	91	164,051	—	164,758
Inventories	—	—	8,007	—	8,007
Other current assets	11,294	218	38,900	—	50,412

Total current assets	326,075	728	234,823	—	561,626

Property and equipment, net	34,849	5,434	406,415	—	446,698
Intangible assets, net	580	68	486,697	—	487,345
Goodwill	9,472	—	2,577,388	—	2,586,860
Intercompany balances	1,624,516	(15,200)	(1,609,316)	—	—
Other long term assets	77,085	—	(13,896)	—	63,189
Investment in subsidiaries	1,352,354	—	—	(1,352,354)	—

Total assets	$3,424,931	(8,970)	$2,082,111	$(1,352,354)	$4,145,718

Liabilities and member’s equity (deficit)
Current:
Current portion of long-term debt	$11,632	$1	$901	$—	$12,534
Accounts payable, accrued and other current liabilities	94,247	2,824	442,085	—	539,156

Total current liabilities	105,879	2,825	442,986	—	551,690

Long-term debt, less current portion	1,890,043	—	2,273	—	1,892,316
Other long term liabilities	98,419	44	87,745	—	186,208
Deferred income taxes	—	66	184,848	—	184,914

Total liabilities	2,094,341	2,935	717,852	—	2,815,128

Total member’s equity (deficit)	1,330,590	(11,905)	1,364,259	(1,352,354)	1,330,590

Total liabilities and member’s equity (deficit)	$3,424,931	$(8,970)	$2,082,111	$(1,352,354)	$4,145,718

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$278,901	$205	$3,524	$—	$282,630
Restricted cash	2,027	—	11,524	—	13,551
Notes, advances and trade receivables, net	789	81	50,684	—	51,554
Inventories	—	—	7,842	—	7,842
Other current assets	9,174	157	30,556	—	39,887

Total current assets	290,891	443	104,130	—	395,464

Property and equipment, net	29,412	4,737	361,910	—	396,059
Intangible assets, net	556	76	503,687	—	504,319
Goodwill	—	—	2,566,659	—	2,566,659
Intercompany balances	1,716,440	(10,088)	(1,706,352)	—	—
Other long term assets	75,291	7	(4,448)	—	70,850
Investment in subsidiaries	1,271,601	—	—	(1,271,601)	—

Total assets	$3,384,191	(4,825)	$1,825,586	$(1,271,601)	$3,933,351

Liabilities and member’s equity (deficit)
Current:
Current portion of long-term debt	$11,875	$6	$914	$—	$12,795
Accounts payable, accrued and other current liabilities	111,182	2,128	276,614	—	389,924

Total current liabilities	123,057	2,134	277,528	—	402,719

Long-term debt, less current portion	1,927,260	1	3,332	—	1,930,593
Other long term liabilities	23,743	42	68,101	—	91,886
Deferred income taxes	5,555	43	197,979	—	203,577

Total liabilities	2,079,615	2,220	546,940	—	2,628,775

Total member’s equity (deficit)	1,304,576	(7,045)	1,278,646	(1,271,601)	1,304,576

Total liabilities and member’s equity (deficit)	$3,384,191	$(4,825)	$1,825,586	$(1,271,601)	$3,933,351

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended March 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$2,418	$458,746	$—	$461,164
Costs and expenses:
Educational services	9,413	1,891	242,077	—	253,381
General and administrative	(16,116)	2,538	125,170	—	111,592
Amortization of intangible assets	45	—	4,531	—	4,576

Total costs and expenses	(6,658)	4,429	371,778	—	369,549

Income (loss) before interest and income taxes	6,658	(2,011)	86,968	—	91,615
Net interest expense	38,530	—	966	—	39,496
Equity in earnings of subsidiaries	(49,503)	—	—	49,503	—

Income (loss) before income taxes	17,631	(2,011)	86,002	(49,503)	52,119
Income tax expense (benefit)	(13,350)	(823)	35,311	—	21,138

Net income (loss)	$30,981	$(1,188)	$50,691	$(49,503)	$30,981

CONSOLIDATING STATEMENT OF OPERATIONS
For the quarter ended March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$2,184	$364,537	$—	$366,721
Costs and expenses:
Educational services	8,437	1,585	197,427	—	207,449
General and administrative	(14,744)	2,418	92,380	—	80,054
Amortization of intangible assets	45	—	4,902	—	4,947

Total costs and expenses	(6,262)	4,003	294,709	—	292,450

Income (loss) before interest and income taxes	6,262	(1,819)	69,828	—	74,271
Net interest expense	40,230	—	1,262	—	41,492
Equity in earnings of subsidiaries	(64,336)	—	—	64,336	—

Income (loss) before income taxes	30,368	(1,819)	68,566	(64,336)	32,779
Income tax expense	12,753	2	2,409	—	15,164

Net income (loss)	$17,615	$(1,821)	$66,157	$(64,336)	$17,615

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended March 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$7,480	$1,260,328	$—	$1,267,808
Costs and expenses:
Educational services	26,275	5,403	692,561	—	724,239
General and administrative	(39,311)	6,961	342,983	—	310,633
Amortization of intangible assets	136	—	14,870	—	15,006

Total costs and expenses	(12,900)	12,364	1,050,414	—	1,049,878

Income (loss) before interest and income taxes	12,900	(4,884)	209,914	—	217,930
Net interest expense	117,121	—	2,887	—	120,008
Equity in earnings of subsidiaries	(121,850)	—	—	121,850	—

Income (loss) before income taxes	17,629	(4,884)	207,027	(121,850)	97,922
Income tax expense (benefit)	(41,398)	(1,939)	82,232	—	38,895

Net income (loss)	$59,027	$(2,945)	$124,795	$(121,850)	$59,027

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$1	$6,812	$1,009,209	$—	$1,016,022
Costs and expenses:
Educational services	22,407	4,655	561,626	—	588,688
General and administrative	(37,865)	6,350	257,068	—	225,553
Amortization of intangible assets	136	—	14,808	—	14,944

Total costs and expenses	(15,322)	11,005	833,502	—	829,185

Income (loss) before interest and income taxes	15,323	(4,192)	175,706	—	186,837
Net interest expense	126,514	1	2,066	—	128,581
Equity in earnings of subsidiaries	(166,470)	—	—	166,470	—

Income (loss) before income taxes	55,279	(4,193)	173,640	(166,470)	58,256
Income tax expense	22,047	1	2,976	—	25,024

Net income (loss)	$33,232	$(4,194)	$170,664	$(166,470)	$33,232

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2008 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operations	$(38,125)	$(3,187)	$339,017	$—	$297,705

Cash flows from investing activities
Cash paid for long-lived assets	(6,367)	(497)	(84,124)	—	(90,988)
Other investing activities	(6,184)	—	—	—	(6,184)

Net cash flows used in investing activities	(12,551)	(497)	(84,124)	—	(97,172)

Cash flows from financing activities
Net repayments of debt	(124,491)	(5)	(633)	—	(125,129)
Intercompany transactions	430,890	3,983	(434,873)	—	—

Net cash flows provided by (used in) financing activities	306,399	3,978	(435,506)	—	(125,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(121)	—	(121)

Increase (decrease) in cash and cash equivalents	255,723	294	(180,734)	—	75,283
Beginning cash and cash equivalents	57,943	124	192,656	—	250,723

Ending cash and cash equivalents	$313,666	$418	$11,922	$—	$326,006

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2007 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operations	$(72,430)	$(1,121)	$337,692	$—	$264,141

Cash flows from investing activities
Cash paid for long-lived assets	(5,298)	(413)	(69,986)	—	(75,697)
Other investing activities	(976)	—	(1,648)	—	(2,624)

Net cash flows used in investing activities	(6,274)	(413)	(71,634)	—	(78,321)

Cash flows from financing activities
Net repayments of debt	(165,942)	(8)	(627)	—	(166,577)
Intercompany transactions	558,449	1,963	(560,412)	—	—
Other	(298)	(386)	386	—	(298)

Net cash flows provided by (used in) financing activities	392,209	1,569	(560,653)	—	(166,875)

Effect of exchange rate changes on cash and cash equivalents	—	—	389	—	389

Increase (decrease) in cash and cash equivalents	313,505	35	(294,206)	—	19,334
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$318,523	$205	$(36,098)	$—	$282,630

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.	SUBSEQUENT EVENTS

In April 2008, the Company entered into an agreement with SLM Corporation (“Sallie Mae”) to provide up to $90.0 million of loans to current students who previously received loans from Sallie Mae and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria. The Company will pay Sallie Mae a fee based on the principal balance of each loan disbursed by Sallie Mae under the agreement. The agreement expires on December 31, 2008 and is terminable by Sallie Mae upon thirty days prior written notice to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Educational services	54.9%	56.6%	57.1%	57.9%
General and administrative	24.2%	21.8%	24.5%	22.2%
Amortization of intangible assets	1.0%	1.4%	1.2%	1.5%

Total costs and expenses	80.1%	79.8%	82.8%	81.6%

Income before interest and income taxes	19.9%	20.2%	17.2%	18.4%
Net interest expense	8.6%	11.3%	9.5%	12.7%

Income before income taxes	11.3%	8.9%	7.7%	5.7%
Provision for income taxes	4.6%	4.1%	3.1%	2.4%

Net income	6.7%	4.8%	4.6%	3.3%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net revenues

Net revenues for the three months ended March 31, 2008 increased 25.8% to $461.2 million, compared to $366.7 million for the same period a year ago. The impact of an additional day of revenue due to most of our Art Institutes schools starting the spring quarter on March 31, 2008 was $5.0 million. The increase in net revenues over the prior year quarter primarily resulted from an increase in total student enrollment and an approximate 5% increase in tuition rates, slightly offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. At the start of the winter academic quarter in January 2008, total enrollment at our schools was over 97,300 students, a 19.1% increase from the start of the winter quarter in the prior year. Same-school enrollment (schools owned for one year or more) increased 17.7% to over 96,200 students at the start of the winter academic quarter. Students enrolled in fully online programs increased in January 2008 by 92.1% compared to the prior period to over 15,100 students.

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments at our schools. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.

Educational services expenses

Educational services expenses, which include faculty and certain administrative compensation, cost of sales, bad debt, and depreciation and amortization, increased compared to the prior year quarter by $46.0 million, or 22.1%, to $253.4 million for the current quarter, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased 165 basis points compared to the prior year quarter. Compared to the prior year quarter, we experienced a reduction in personnel and facility expenses, excluding rent, of 105 basis points as a percentage of net revenues despite continued investment in new campuses and online programs. We experienced a reduction in depreciation and amortization of property and equipment of 69 basis points as a percentage of net revenues, despite taking a $0.7 million impairment charge at one of our schools during the quarter, due primarily to the fixed nature of these expenses. We also experienced reductions in professional fees and services, and insurance of 47 basis points. These decreases were partially offset by an increase in bad debt expense of 22 basis points as a percentage of net revenues in the current quarter and an increase in cost of sales at our supply stores and bookstores of 35 basis points as a percentage of net revenues due to incremental sales associated with the spring quarter start date of March 31, 2008 at most Art Institutes schools. Rent expense associated with schools was $34.0 million in the current quarter and $26.6 million in the prior year quarter, an increase of 11 basis points as a percentage of net revenues. The remaining net decrease as a percentage of net revenues of 12 basis points in the current quarter was driven by other non-facilities costs, none of which were individually significant.

General and administrative expenses

General and administrative expenses were $111.6 million for the current quarter, an increase of 39.4% from $80.1 million in the prior year quarter. As a percentage of net revenues, general and administrative expenses increased 237 basis points compared with the prior year quarter. Personnel expenses increased 83 basis points as a percentage of net revenues primarily due to continued investment in marketing and admissions representatives. Additionally, higher investment in advertising at our new campuses and in our fully online programs drove an increase of 146 basis points as a percentage of net revenues compared to the prior year quarter. Professional fees also increased as a percentage of net revenues over the prior year period by 24 basis points due primarily to the expensing of previously deferred costs incurred in connection with EDMC’s proposed initial public offering. These increases were offset by a 16 basis point reduction in other costs, none of which were individually significant.

Amortization of intangible assets

Amortization of intangible assets decreased to $4.6 million in the current quarter compared to $4.9 million in the prior year quarter. This decrease was due primarily to certain assets becoming fully amortized during the periods following the second quarter of fiscal 2007, which reduced the intangible asset base requiring amortization.

Income before interest and taxes

Income before interest and taxes increased by $17.3 million or 23.5%, to $91.6 million for the current quarter compared with the prior year quarter. The corresponding margin decreased to 19.9% in the current quarter from 20.2% in the prior year quarter due to the factors described above.

Net interest expense

Net interest expense was $39.5 million in the current quarter, a decrease of $2.0 million from the prior year quarter. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan for the current quarter compared with the prior year quarter, coupled with the effect of required principal repayments of $38.3 million since March 31, 2007.

Provision for income taxes

The income tax provision for the three months ended March 31, 2008 was $21.1 million as compared to $15.2 million for the same period in the prior year. Our effective tax rate was 40.6% for the three months ended March 31, 2008 and 46.3% for the same period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2008 as compared to the same period in the prior year was primarily due to the impact of a discrete adjustment to record a valuation allowance against certain state deferred tax assets as a result of the restructuring of one of our subsidiaries in the prior year. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FIN 48.

Net income

We had net income of $31.0 million in the current quarter compared to $17.6 million in the prior year quarter due to the factors described above.

Nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

Net revenues

Net revenues for the nine months ended March 31, 2008 increased 24.8% to $1,267.8 million, compared to $1,016.0 million for the same period a year ago, primarily resulting from a 19.4% increase in total student enrollment and an approximate 5% increase in tuition rates, slightly offset by a lower than average credit load taken by students. The decrease in credit load was primarily the result of growth in students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Educational services expenses

Educational services expenses increased compared to the prior year nine-month period by $135.6 million, or 23.0%, to $724.3 million, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased 82 basis points. We experienced a reduction in personnel and facility expenses, excluding rent, of 101 basis points as a percentage of net revenues in the current nine-month period despite continued investment in new campuses and online programs. We also experienced a reduction in depreciation and amortization of property and equipment of 40 basis points as a percentage of net revenues, despite taking $4.5 million of impairment charges at one of our schools during the period, due primarily to the fixed nature of these expenses. These decreases were offset by an increase in bad debt expense of 35 basis points as a percentage of net revenues, as well as an increase in cost of sales at our supply stores and bookstores of 11 basis points. Rent expense associated with schools, which increased as a percentage of net revenues by 4 basis points, was $96.7 million in the current nine-month period and $77.1 million in the prior year nine-month period. The remaining net increase as a percentage of net revenues of 9 basis point in the current nine-month period was driven by other costs, none of which were individually significant.

General and administrative expenses

General and administrative expenses were $310.6 million for the current nine-month period, an increase of 37.7% from $225.6 million. As a percentage of net revenues, general and administrative expenses increased 230 basis points compared with the prior year nine-month period. Personnel expenses increased a total of 131 basis points as a percentage of net revenues due primarily to continued investment in marketing and admissions of 90 basis points and from increases in costs related to other personnel, including benefits, of 41 basis points. Additionally, higher investment in advertising at our new campuses and in our fully online programs drove an increase of 129 basis points as a percentage of net revenues compared to the prior year nine-month period. These increases as a percentage of net revenues were partially offset by a decrease in consulting and other professional services expenses of 22 basis points compared with the prior year nine-month period. The remaining net decrease as a percentage of net revenues of 8 basis points in the current nine-month period was driven by other costs, none of which were individually significant.

Amortization of intangible assets

Amortization of intangible assets was consistent with the prior year period at $15.0 million, although this would have decreased if not for a non-cash impairment charge of $1.0 million that was recorded at one of our schools during the nine months ended March 31, 2008.

Income before interest and taxes

Income before interest and taxes increased by $31.1 million, or 16.6%, to $217.9 million for the current nine-month period compared with the prior year period. The corresponding margin decreased to 17.2% in the current period from 18.4% in the prior year period due to the factors described above.

Net interest expense

Net interest expense was $120.0 million in the current nine-month period, a decrease of $8.6 million from the prior year nine-month period. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan during the current nine-month period, coupled with the effect of required principal repayments of $38.3 million since March 31, 2007.

Provision for income taxes

The income tax provision for the nine months ended March 31, 2008 was $38.9 million as compared to $25.0 million for the same period in the prior year. Our effective tax rate was 39.7% for the nine months ended March 31, 2008 and 43.0% for the same period in the prior year. The decrease in the effective tax rate for the nine months ended March 31, 2008 as compared to the prior year nine-month period was primarily due to the impact of a discrete adjustment to record a valuation allowance against certain state deferred tax assets as a result of the restructuring of one of our subsidiaries in the prior year. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FIN 48.

Net income

We had net income of $59.0 million in the current nine-month period and net income of $33.2 million in the prior year nine-month period due to the factors described above.

Liquidity and Capital Resources

Our primary source of cash is tuition collected from students. We finance our operating activities primarily through cash generated from operations. Acquisitions have historically been financed through cash generated from operations as well as borrowings under our revolving credit facility. We believe that cash flows from operations, supplemented from time to time with borrowings under our $322.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Net working capital is calculated based on total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At March 31, 2008, we had working capital of $9.9 million compared with a working capital deficit of $7.3 million at March 31, 2007.

Operating cash flows

Net cash flows provided by operating activities for the nine-month period ended March 31, 2008 was $297.7 million, an increase of $33.6 million compared to the prior year period. Increased operating cash flows as compared to the prior year period were primarily due to the growth in net income period to period of $25.8 million.

Days sales outstanding (“DSO”) in receivables was 32.3 days and 12.5 days at March 31, 2008 and 2007. After adjusting for the effect of the Art Institutes spring start occurring on March 31, 2008, which increased both accounts receivable and net revenues by $110.5 million and $5.0 million, respectively, DSO was 10.6 days at March 31, 2008. We calculate DSO by dividing net accounts receivable at period end by average daily net revenues for the most recently completed quarter. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of days in a quarter. In an effort to provide our students with financing for the cost of tuition, we have established relationships with providers of private loans to students. These private loans, which are non-recourse to us, help bridge the funding gap created by tuition rates that have risen faster than federally-guaranteed student loans.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Because of the March 31, 2008 start date for the majority of schools in our Art Institutes education system, receivables at March 31, 2008 are $110.5 million higher than if the start date was in the fourth fiscal quarter, which has been the case historically. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

We adopted the provisions of FIN 48 on July 1, 2007. Upon adoption, we accrued an additional liability for uncertain tax benefits of $18.5 million. Our total liability for uncertain tax benefits at March 31, 2008 was $27.8 million, excluding the indirect benefits associated with state taxes and interest. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

Investing cash flows

Capital expenditures were $91.0 million, or 7.2% of net revenues, for the nine-month period ended March 31, 2008, compared to $75.7 million, or 7.5% of net revenues in the prior year nine-month period. We typically conduct a significant portion of our capital purchases in the months leading up to the start of an academic quarter. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing cash flows

Borrowings under our $322.5 million revolving credit facility are available to satisfy certain year-end regulatory financial ratios, finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. On July 2, 2007, we repaid $90.0 million of the outstanding revolving credit facility at June 30, 2007. We borrowed under the revolving credit facility at June 30, 2007 to satisfy certain year-end regulatory financial ratios. The source of the cash used for the repayment of the revolver was cash on hand at June 30, 2007. We did not have any other activity related to the revolving credit facility during the nine-month period ended March 31, 2008.

We have issued letters of credit totaling $94.7 million at March 31, 2008, which reduces our availability to borrow funds under the $322.5 million revolving credit facility. An aggregate of $92.4 million of the outstanding letters of credit were issued to the U.S. Department of Education, including a $91.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At March 31, 2008, we had $1,904.9 million in aggregate indebtedness outstanding, with additional borrowing capacity of $227.8 million under our senior credit facility, after giving effect to outstanding letters of credit. We expect our cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Federal Family Education Loan Program and Private Student Loans

Effective October 1, 2007, the federal government reduced the subsidies received by private lenders and guaranty agencies for participation in the Federal Family Education Loan (“FFEL”) program. A number of private lenders have announced that they will not continue to participate in the FFEL program due to the decrease in subsidies and the tightening of the credit markets within the U.S. economy. We recently expanded our FFEL programs to include five private lenders on our preferred lender lists and do not anticipate that students attending our schools will encounter problems in obtaining federally guaranteed student loans from private lenders. Private lenders available to originate federally guaranteed student loans vary by education system. We continue to monitor the availability of private lenders and, as a precaution against possible limitations on the availability of private lenders, we have ensured that all of our schools are approved to enable our students to obtain direct loans under the William D. Ford Federal Direct Loan Program. We anticipate that our schools would be able to access this program in the event that students encountered problems obtaining federally guaranteed student loans from private lenders. However, we have not processed any significant volume of student loans through the Direct Lending Program and could experience delays in the receipt of federal student aid in the event that we need to process a significant volume of transactions on an expedited basis.

During calendar 2007, approximately 25% of the students attending our schools also received non-federally guaranteed private loans which represented approximately 23% of our net revenues. The tightened credit markets have resulted in private lenders imposing stricter underwriting standards on students who require private loans to fund tuition and fees associated with obtaining an education. We have responded with several initiatives in order to address the private loan needs of our students:

•

In April 2008, we entered into a new agreement with Sallie Mae to provide up to $90.0 million of loans to current students who previously received loans from Sallie Mae and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria. We will pay a fee to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement. The agreement expires on December 31, 2008 and is terminable by Sallie Mae upon 30 days prior notice to us.

•

We have recently added four additional providers of private student loans to our preferred lender lists. In fiscal 2007, Sallie Mae and its affiliates provided approximately 95% of the private loans received by students attending our schools. The new lenders vary based on education system.

•

We have provided additional training to financial aid officers at all our schools. The training focuses on highlighting to prospective students the benefits of obtaining co-borrowers and increasing the use of PLUS loans, cash pay and other sources of available aid in order to reduce our reliance on third-party loans.

•

We are implementing a new internal loan program which we anticipate will meet the financial aid needs of a majority of those students who do not qualify for private loans from third party lenders. Although we do not have any history with this type of program and a number of factors could affect the program size, we currently estimate that internally financed loans under this program will not exceed $50 million during fiscal 2009.

The new internal loan program we will provide to our students will adversely impact our liquidity and expose us to new and greater credit risk. Internally funded financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations in fiscal 2009. In addition, we have the risk of collection with respect to our internally funded loans, which we believe will cause us to increase our allowance for doubtful accounts in fiscal 2009 compared to prior year periods and result in a significant increase in our bad debt expense as a percentage of revenue in fiscal 2009 compared to prior year periods. We believe that our bad debt expense as a percentage of revenue in fiscal 2009 will exceed the historical range of 2% to 3%. Further, the fee we will pay to Sallie Mae in connection with loans it provides to continuing students who do not satisfy Sallie Mae’s current standard underwriting criteria will be higher than the fees we previously paid to Sallie Mae under our Discount Loan Program.

Increases in internally funded financing will also increase our receivables and our days sales outstanding in fiscal 2009 compared to prior year periods.

Contingencies

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the alleged false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

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

At March 31, 2008, we have provided $10.8 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for our fiscal year beginning July 1, 2009. We intend to apply the provisions of this standard for any business combination that transpires subsequent to the effective date of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements or disclosures.

Critical Accounting Policies

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Use of Estimates and Critical

Accounting Policies” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2007. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements of our Annual Report on Form 10-K, for the year ended June 30, 2007, also includes a discussion of these and other significant accounting policies. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the consolidated financial statements. We use historical experience and all available information to make these estimates and judgments; different amounts could be reported using different assumptions and estimates. Any new accounting policies or material updates to existing accounting policies as a result of new accounting pronouncements have been included in the applicable condensed notes to our consolidated financial statements within this Form 10-Q as of and for the nine-month period ended March 31, 2008.

Non-GAAP Financial Measures

We use EBITDA, defined as net income plus interest expense (income), net, taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Net income	$31.0	$17.6	$59.0	$33.2
Net interest expense	39.5	41.5	120.0	128.6
Income tax expense	21.1	15.2	38.9	25.0
Depreciation and amortization of property, equipment and intangible assets (1)	23.9	22.9	75.7	67.7

EBITDA	$115.5	$97.2	$293.6	$254.5

(1)	Depreciation and amortization includes non-cash charges related to long-lived asset impairments of $0.7 million and $5.5 million in the 2008 three-month and nine-month periods, respectively.

Covenant Compliance

Under the senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control. We cannot assure you that we will meet those ratios and tests in the future.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the twelve months ended March 31, 2008
Net income	$58.0
Net interest expense	160.5
Provision for income taxes	41.0
Depreciation and amortization of property, equipment and intangible assets (1)	98.6

EBITDA	358.1

Reversal of impact of unfavorable leases (2)	(1.4)
Transaction and advisory expense (3)	5.0
Severance and relocation	3.6
Other	2.2

Adjusted EBITDA—Covenant Compliance	$367.5

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments.
(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.
(3)	Represents $5.0 million of advisory fees incurred under a management advisory agreement with the Sponsors along with legal and other professional service fees incurred as a direct result of the Transaction.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2008 are as follows:

Senior secured credit facility	Covenant Requirements		Actual Ratios
Adjusted EBITDA to consolidated interest expense ratio	Minimum of 1.50	x	2.31	x
Consolidated total debt to Adjusted EBITDA	Maximum of 7.25	x	4.30	x

Certain Risks and Uncertainties

Certain of the matters we discuss in this report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning its expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; our ability to generate sufficient cash to service all of our debt obligations; the availability of private loans to students attending our schools; general economic and market conditions; the condition of the post-secondary education industry; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where we transact business. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

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

At March 31, 2008, we had total debt obligations of $1,904.9 million, including $1,141.6 million of variable rate debt. The weighted average interest rate of all our debt for the quarter ended March 31, 2008 was 7.72%. A hypothetical change of 1.25% in interest rates from March 31, 2008 levels would have increased or decreased interest expense approximately $1.2 million and $3.7 million for the variable rate debt in the three- and nine-month periods ended March 31, 2008.

On June 6, 2006, we entered into two five-year interest rate swap agreements which fixed the interest rate for $750.0 million of our variable rate debt starting July 2006. The interest rate swaps, which expire on July 1, 2011, are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. At March 31, 2008, we have variable rate debt of $391.6 million that is subject to market rate risk, as our future interest payments will fluctuate as the underlying interest rates change as a result of market changes. Under the terms of the interest rate swap agreements, we receive payments based on the three month LIBOR variable interest rate and make payments based on a fixed rate of 5.397%.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission (file no. 333-137605), except as set forth below.

If our schools do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.

Regulations promulgated under the Higher Education Act require all for-profit education institutions to comply with the 90/10 Rule, which prohibits participating schools from deriving 90% or more of total revenue from Title IV programs in any year. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. An institution that violates the 90/10 Rule becomes immediately ineligible to participate in Title IV programs and may not reapply for eligibility until the end of the following fiscal year. For our schools that disbursed federal financial aid during fiscal 2007, the percentage of revenues derived from Title IV programs ranged from approximately 40% to 83%, with a weighted average of approximately 61%. Effective July 1, 2008, the Stafford loans under the FFEL program will increase by $2,000 which, coupled with recent increases in Pell Grants and other Title IV loan limits, will likely result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. Congress is considering several revisions to the 90/10 Rule in the pending reauthorization of the HEA which would provide relief from the recent increases in the availability of federal aid. We continue to monitor the compliance with the 90/10 Rule by each of our schools and assess the impact of increased financial aid received by our students under the current rule. If any of our schools violates the 90/10 Rule, the school immediately would become ineligible to participate in Title IV programs and would be unable to apply to regain eligibility until the end of the following fiscal year, which would have a material adverse effect on our enrollments, revenues and results of operations.

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

Date: May 15, 2008

/s/ EDWARD H. WEST
Edward H. West Executive Vice President and Chief Financial Officer