Form 10-K
period 2008-06-30
Education Management LLC
filed 2008-09-19
CIK 1375891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No: 333-137605

EDUCATION MANAGEMENT LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4506022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Education Management Corporation 210 Sixth Avenue, Pittsburgh, PA, 33rd Floor (Address of principal executive offices)	15222 (Zip Code)

Registrant’s telephone number, including area code:
(412) 562-0900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results include:

•	compliance with extensive federal, state and accrediting agency regulations and requirements;

•	our ability to maintain eligibility to participate in Title IV programs;

•	government and regulatory changes including revised interpretations of regulatory requirements that affect the post-secondary education industry;

•	regulatory and accrediting agency approval of transactions involving a change of ownership or control or a change in our corporate structure;

•	damage to our reputation or our regulatory environment caused by actions of other for-profit institutions;

•	availability of alternative loans for our students;

•	our introduction of a new student loan program with a private lender;

•	difficulty in opening additional schools and expanding online academic programs;

•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;

•	failure to effectively market and advertise to new students;

•	decline in the overall growth of enrollment in post-secondary institutions;

•	our ability to manage our substantial leverage;

•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to keep pace with changing market needs and technology;

•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to effectively manage our growth;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to security risks;

•	failure to attract, retain and integrate qualified management personnel;

•	our ability to integrate acquired schools;

•	inability to operate schools due to a natural disaster;

•	competitors with greater resources;

•	risks inherent in non-domestic operations; and

•	the other factors set forth under “Risk Factors”.

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

Business Overview

Education Management LLC (the “Company”, the “Successor”, “we”, and “our”) is among the largest providers of post-secondary education in North America, with approximately 96,000 enrolled students as of October 2007. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. Our educational institutions offer students the opportunity to earn undergraduate and graduate degrees and certain specialized non-degree diplomas in a broad range of disciplines, including design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, education, legal and information technology. Each of our schools located in the United States is recognized by an accreditation agency and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied, career-oriented content and are taught primarily by faculty members who, in addition to having appropriate credentials, offer practical and relevant professional experience in their respective fields. Our net revenues for fiscal 2008 were $1,684.2 million.

During our more than 35-year operating history, we have expanded the reach of our education systems and currently operate 88 primary locations across 28 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully online or through a flexible combination of both online and campus-based education. Since October 1997, we have experienced a compounded annual enrollment growth rate of 18.0%. During the same time period, the schools that we have owned or operated for one year or more experienced a compounded annual enrollment growth rate of 12.0%.

Since our ultimate parent company, Education Management Corporation (“EDMC” or the “Predecessor”), was acquired by a consortium of private investors on June 1, 2006 through a merger of an acquisition company into EDMC, with EDMC surviving the merger (the “Transaction”), we have enhanced our senior management team and made investments to accelerate enrollment growth. We have made significant investments in numerous areas of our workforce, including marketing and admissions, new and expanded campuses, online education and infrastructure in order to support future enrollment growth and enhance the student experience. Our increased focus on online education has resulted in strong enrollment growth. The number of students enrolled in fully online academic programs has more than doubled to approximately 13,100 students in October 2007, compared to approximately 4,600 students in July 2006. In addition, we have opened 15 new locations, acquired two schools, developed 29 new academic programs and introduced 391 new or existing academic programs to locations that had not previously offered such programs. Total enrollment at our schools has grown by 19.5% between October 2006 and October 2007. During the same time period, same-school enrollment for schools owned or operated for one year or more increased 18.2%.

Each of our 88 schools provides student-centered, career-focused education. Our portfolio of schools is organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics:

•	The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, interior design, web design and interactive media, digital filmmaking, media arts and animation, game art and design, fashion design and marketing and culinary arts. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as certain non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine on campus and online education. There are 43 Art Institutes campuses in 23 U.S. states and in Canada.

•	Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, education, business and health sciences disciplines. Argosy students can obtain Doctoral, Master’s and undergraduate degrees. Argosy’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. Students pursue their degrees through local campuses, fully online programs and blended formats. There are 19 Argosy University campuses in 13 U.S. states.

•	Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as nursing, medical assisting, business, criminal justice, legal support and information technology. There are 20 Brown Mackie College campuses in ten U.S. states.

•	South University. South University offers programs in health sciences and business disciplines, including business administration, health services management, nursing, pharmacy, medical assistant, criminal justice and information technology. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully online programs and blended formats. There are five South University campuses in four U.S. states.

Although the increase in interest expense resulting from the significant indebtedness that we incurred in connection with the Transaction has caused our net income to decline in recent periods as compared to periods prior to the Transaction, our business model has a number of favorable financial characteristics, including consistent historical revenue growth, the opportunity for future profit margin expansion and strong operating cash flow generation.

•	History of consistent revenue growth. We believe that we benefit from a business model with good insight into future revenue and earnings, given the length of our academic programs and relatively consistent persistence rates. Over 63% of our students as of October 2007 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. The significant investments we have made since the Transaction in numerous areas of our workforce, including marketing and admissions, new campuses and online education and infrastructure, are designed to support future enrollment growth.

•	Opportunity for future profit margin expansion. Our business model benefits from scale and permits us to leverage fixed costs across our delivery platforms. Since the Transaction in June 2006, and notwithstanding the increase in interest expense that we have experienced as a result of the indebtedness that we incurred in connection with the Transaction and the resulting adverse effect on our net income, we have made significant investments in numerous areas of our workforce in order to support future enrollment growth and enhance the student experience. We expect that our business model, along with the anticipated benefits of these investments, will enable us over time to leverage fixed costs as we add new locations and expand our existing locations. With respect to our online programs, we have built sufficient presence to enable us over time to utilize shared technology and infrastructure. We believe that our continued focus on information systems, operating processes and key performance indicators will permit us to enhance our educational quality, growth and profitability over time, although we expect that expenses incurred with respect to our student lending initiatives will negatively impact our profitability in the short term.

•	Strong operating cash flow generation. We historically have generated strong cash flows. We benefit from investments with attractive returns on capital and favorable working capital balances due to advance payment of tuition and fees. In fiscal 2008, we generated cash flows from operations of $151.3 million. Since the Transaction, most of our investments have been made to support growth, as well as the infrastructure required to leverage our delivery platforms.

All of these characteristics complement the successful outcomes that we deliver to our students, as reflected in our student persistence and graduate employment rates and in student satisfaction survey data. Approximately 90% of undergraduate students who graduated from our institutions during the calendar year ended December 31, 2007 and were available for employment obtained a position in their field of study or a related field within six months of graduation.

Industry Overview

The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $364 billion industry in 2005, representing approximately 17.5 million students enrolled at over 4,300 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 61% of the national student population. The remaining 39% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.

We believe that there are a number of factors contributing to the long-term growth of the post-secondary education industry. First, the shift toward a services-based economy increases the demand for higher levels of education. According to the U.S. Department of Labor — Bureau of Labor Statistics, the projected growth rate for total job openings from 2006 to 2016 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education. Second, economic incentives are favorable for post-secondary graduates. According to the U.S. Census Bureau, in 2005, the median income for individuals aged 25 years and older with a Bachelor’s degree was approximately 63% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2006 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. Third, government and private financial aid in various forms, including loan guarantees, grants and tax benefits for post-secondary students, has continued to increase. We believe that this support will continue as the U.S. government emphasizes the development of a highly skilled, educated workforce to maintain global competitiveness. Finally, the strong demand for post-secondary education has enabled educational institutions to consistently increase tuition and fees. According to the College Board, public four-year colleges have increased tuition and fees by 7.1% annually on average over the last ten years.

We believe that for-profit providers will capture an increasing share of the growing demand for post-secondary education, which has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to the growing demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings.

As a result, we believe that for-profit, post-secondary education providers continue to have significant opportunities for growth. According to the National Center of Education Statistics, the number of students at for-profit, degree-granting institutions grew at an average annual rate of 15.4% from 1995 to 2005, compared to 2.1% growth for all degree-granting institutions over the same period. For-profit providers have continued their strong growth, primarily due to the higher flexibility of their programmatic offerings and learning structure, their emphasis on applied, career-oriented content and their ability to consistently introduce new campuses and academic programs. Despite rapid growth, the share of the post-secondary education market that has been captured by for-profit providers remains relatively small. In 2005, according to the National Center for Education Statistics, for-profit institutions accounted for 5.8% of all post-secondary enrollments, up from 1.7% in 1995.

We believe that growth in online education has been supported by favorable student outcomes, the flexibility and convenience associated with the instructional format and the higher penetration of broadband Internet access. According to Eduventures Inc., a leading information services company for the education market, online education programs generated an estimated $8.6 billion of revenues in 2006. Eduventures estimates that online enrollment grew by 36% annually from 2002 to 2005 and projects growth of 20% in 2007 and 17% in 2008.

The post-secondary education industry is highly fragmented, with no one provider controlling a significant share of the market. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, graduate employment rates, reputation and recruiting effectiveness. This multi-faceted market fragmentation results in significant differentiation among various education providers, limited direct competition and minimal overlap between for-profit providers. The main competitors of for-profit, post-secondary education providers are local public and private two-year junior and community colleges, traditional public and private undergraduate and graduate colleges and, to a lesser degree, other for-profit, career-oriented schools.

Our Competitive Strengths

We believe that the combination of the following strengths differentiates our business:

• Recognized brands aligned with specific fields of study and degree offerings

We offer academic programs primarily through four education systems. We have devoted significant resources to establishing, and continue to invest in developing, the brand identity for each education system. Through The Art Institutes, Argosy University, Brown Mackie Colleges and South University education systems, we have the ability to align our academic program offerings to address the unique needs of specific student groups. Our marketing strategy is designed to develop brand awareness among practitioners and likely prospects in particular fields of study. We believe that this comprehensive brand building approach in each specific market also enables us to gain economies of scale with respect to student acquisition and retention costs, assists in the recruitment and retention of quality faculty and staff members and accelerates our ability to expand online course offerings.

• Diverse program offerings and broad degree capabilities

Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, education, legal and information technology. Students seeking Bachelor’s or more advanced degrees represent over 63% of our student population, which provides us with a stable student population and consistent revenues.

• National portfolio of schools and integrated online learning platform

The combination of our national portfolio of schools and integrated online learning platform provides students at three of our education systems with flexible curriculum delivery options and academic programs taught on campus, online and in blended formats. This flexibility enables our academic programs to appeal to both traditional students and working adults who may seek convenience due to scheduling, geographical or other constraints.

We have 88 primary locations across 28 U.S. states and in Canada. Our campuses are located primarily in large metropolitan areas, and we focus our marketing efforts on generating demand primarily within a 100-mile radius of the campus. Throughout our history, we have invested in our campuses in order to provide attractive and efficient learning environments. Our schools offer many amenities found in traditional colleges, including libraries, bookstores and laboratories, as well as the industry-specific equipment necessary for the various programs that we offer.

Our online presence offers a practical and flexible solution for our students. We have made a significant investment in online education by strengthening our online presence within The Art Institutes, Argosy University and South University education systems. We have introduced new online academic programs, strengthened our technology infrastructure, hired additional faculty and staff and increased our spending on marketing and admissions. We intend to continue to invest in the expansion of our online program offerings and our marketing efforts to capitalize on our well-known branded schools in order to expand our online presence.

• Commitment to offering quality academic programs and student and graduate success

We are committed to offering quality academic programs, and we continuously strive to improve the learning experience for our students. We are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. Our advisory boards help us to reassess and update our educational offerings on a regular basis in order to ensure the relevance of our curriculum and to design new academic programs. We do this with the goal of enabling students to either enter or advance in their chosen field. Our staff of trained, dedicated career services specialists maintains strong relationships with employers in order to improve our student graduate employment rates in their chosen fields. We measure the quality of our academic programs through metrics such as student persistence, graduate employment and graduate starting salary.

• Strong management team with a focus on long-term performance

Since the Transaction, we have enhanced our senior management team and made investments to accelerate enrollment growth and build infrastructure to establish a platform for sustainable growth. Our school presidents and senior operating executives also have substantial experience in the sector and have contributed to our history of success. We plan to continue to build our strong management team as we execute on our growth strategy.

Our Growth Strategy

We intend to pursue the following key elements of our current growth strategy:

• Introduce new and existing academic programs across our national portfolio of schools

We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. With the assistance of over 1,500 industry experts and employers who actively participate on curriculum advisory teams, we are able to rapidly develop new academic programs that address specific market opportunities. We are also able to tailor our existing proprietary content for courses across our degree programs. New academic programs that we have introduced since the Transaction include Master’s degree programs in Interior Design, Management, Principal Preparation and Health Services Management, Bachelor’s degree programs in Entertainment Design, Hotel and Restaurant Management and Hospitality Management, and Associate’s degree programs in Accessory Design, Early Childhood Education, Restaurant and Catering Operations, Registered Nursing and Veterinary Technician.

In addition to developing new academic programs, we frequently introduce existing academic programs to additional locations in our national portfolio of schools, allowing us to drive incremental enrollment growth, utilize our existing curriculum development in multiple locations and capitalize on identified market needs.

• Increase enrollments in online distance learning and blended-format programs

Our investments in online education have enabled us to increase the number of students enrolled in fully online academic programs from approximately 4,600 students as of July 2006 to approximately 13,100 students as of October 2007. We believe that the fully online programs offered by The Art Institute of Pittsburgh, Online Division, Argosy University and South University allow us to offer academic programs that meet the needs of a wide range of distance learning students. In addition, our 88 schools operate under brands that are well-known within various fields, and we believe that our online programs benefit from our strong campus presence and related marketing expenditures. Online offerings are also a cost effective means for us to utilize many of our existing education curricula and generate attractive returns on capital. We intend to continue to invest in the expansion of our online program offerings and enhance our marketing efforts to capitalize on our well-known branded schools and further expand our online presence.

• Develop new school locations in attractive markets

We believe that many attractive locations are available to open additional campuses across the United States. We have identified target locations in new geographic markets, as well as opportunities to open additional campuses within existing large metropolitan areas. Because of the relatively large number of potential markets available for opening new campuses, we focus our efforts on markets that we believe offer the most attractive projected growth and return on capital. We rigorously analyze employment statistics and demographic data in order to align our new schools with the specific educational needs of a targeted market. This focus enables penetration and presence for new schools. After entering a market, we drive incremental growth through the introduction of new academic programs and degrees, which enhance return on investment in new markets. We pursue additional efficiencies through our centralized and standardized infrastructure, systems and processes.

Student Recruitment and Marketing

We use marketing tools such as the Internet, radio, local newspaper, television and print media advertising, telephone campaigns and direct mail campaigns to attract new students to our schools. In addition, the general reputation of our schools and referrals from current students, alumni and employers is an important source of new students. We also employ approximately 200 representatives who make presentations at high schools. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2008, representatives conducted over 25,000 high school visits and attended approximately 3,000 career events.

In fiscal 2008, our marketing efforts generated inquiries from approximately 2.4 million prospective students as compared to approximately 1.6 million inquiries in fiscal 2007. Marketing and admissions expense represented approximately 21.0% and 19.1% of net revenues in fiscal 2008 and 2007, respectively.

Our internal advertising agency creates publications, television and radio commercials, videos and other promotional materials for our schools. The agency is also responsible for inquiry generation, media planning and placement, online marketing, website development and branding.

Student Admissions and Retention

The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Applicants to our graduate and Doctorate programs are required to have received an undergraduate degree as a condition to admission. Most of our schools interview prospective students to assess their qualifications, their interest in the programs offered by the school and their commitment to their education. In addition, the curricula, student services, education costs, available financial resources and student housing options, if applicable, are reviewed during interviews.

Due to our broad program offerings, our students come from a wide variety of backgrounds. The estimated average age of a new student at all of our schools during fiscal 2008 was 26.5 years old.

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 68% in fiscal 2008 as compared to approximately 71% in fiscal 2007.

Education Programs

The relationship of each of our schools with potential employers for our students plays a significant role in the development and adaptation of the school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities or employers in the fields which we serve. These boards provide valuable input to the school’s education department, which allows the school to keep programs current and provide students with the training and skills that employers seek.

Our wide range of academic programs culminate in the awarding of diploma certificates and a variety of degrees. In the fall of 2007 and 2006, the enrollment by degree for all our schools was as follows:

	2007	2006

Bachelor’s degrees	48.8%	47.5%
Associate’s degrees	26.2%	27.4%
Diploma and Certificates	10.3%	10.0%
Doctorate degrees	8.4%	9.2%
Master’s degrees	6.3%	5.9%

The type of degrees and programs we offer vary by each of our schools. The following summarizes the programs offered at each of our education systems as of July 31, 2008. Not all programs are offered at each school location within an education system.

The Art Institutes.  The Art Institutes offer the following degree programs. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design

Associate’s Degree
Advertising
Drafting Technology
Drafting Technology with AutoCAD
Graphic Design
Industrial Design Technology
Interior Design
Interior Planning with AutoCAD
Home Furnishings Merchandising
Kitchen & Bath Design

Bachelor’s Degree
Advertising
Advertising Design
Design Management
Entertainment Design
Design Studies
Design & Technology Graphics
Design Visualization
Graphic Design
Illustration
Illustration & Design
Industrial Design
Industrial Design & Technology
Interior Design
Set & Exhibit Design
Visual Communications
Visual & Entertainment Arts

Master’s Degree
Graphic Design
Interior Design
Visual Arts

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
Digital Photography
Photography
Photographic Imaging
Video Production

Bachelor’s Degree
Audio Production
Audio & Media Technology
Computer Animation
Digital Filmmaking & Video Production
Digital Media Production
Digital Photography
Film & Digital Production
Game Art & Design
Game Programming
Media Arts & Animation
Photography
Photographic Imaging
Visual Effects & Motion Graphics
Visual & Game Programming
Visual & Entertainment Arts

Master’s Degree
Computer Animation
Film

The School of Culinary Arts

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
Counseling Psychology/Marriage & Family Therapy
Community Counseling
School Counseling
Forensic Psychology
Industrial Organizational Psychology
Marriage and Family Therapy
Mental Health Counseling
Psychopharmacology
Sport-Exercise Psychology
School Psychology

Doctor of Education
Counselor Education and Supervision
Counseling Psychology
Organizational Leadership
Pastoral Community Counseling

Doctor of Psychology
Clinical Psychology
Marriage & Family Therapy
School Psychology

Health Sciences

Associate of Applied Science
Diagnostic Medical Sonography
Histotechnology
Medical Assisting
Radiologic Technology
Veterinary Technology

Associate of Science
Dental Hygiene
Medical Laboratory Technician
Radiation Therapy

Education

Educational Specialist
Instructional Leadership
Educational Leadership

Master of Arts in Education
Adult Education & Training
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

Health Sciences

Associate’s Degrees
Administration in Gerontology
Gerontology
Health & Therapeutic Massage
Healthcare Administration
Medical Assisting
Medical Office Management
Nursing
Occupational Therapy Assistant
Pharmacy Technology
Physical Therapist Assistant
Surgical Technology
Veterinary Technology

Bachelor’s Degrees
Healthcare Management

Education

Associate’s Degree
Early Childhood Education

Legal Studies

Associate’s Degrees
Criminal Justice
Paralegal

Bachelor’s Degrees
Criminal Justice
Legal Studies

Business

Associate’s Degrees
Accounting Technology
Business Management
Office Management
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

School of Health Professions

Associate’s Degrees
Allied Health Science
Medical Assisting
Physical Therapist Assisting

Bachelor’s Degrees
Health Science
Nursing
Nursing RN to BSN (degree completion)
Physician Assistant Studies
Psychology

Master’s Degrees
Anesthesiologist Assistant
Nursing
Physician Assistant Studies
Professional Counseling

School of Pharmacy

Doctorate Degrees
Doctor of Pharmacy

School of Business

Associate’s Degrees
Accounting
Business Administration
Graphic Design
Information Technology
Paralegal Studies

Bachelor’s Degrees
Business Administration
Criminal Justice
Graphic Design
Healthcare Management
Legal Studies
Information Technology

Master’s Degrees
Leadership
Information Systems Technology
Healthcare Administration
Criminal Justice
Business Administration

In addition to the programs listed above, we own Western State University College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators. In July 2008, two of our indirectly wholly-owned subsidiaries entered into a Stock Purchase Agreement with Knowledge Investment Partners Education Fund, L.P. and KIP SIU LLC (together, the “Purchaser”) pursuant to which the Purchaser will purchase all of the issued and outstanding capital stock of Western State University of Southern California, which operates Western State University College of Law. Total cash proceeds from the sale are expected to be between $5 million and $10 million. The transaction is expected to close in January 2009 and is subject to customary conditions, including regulatory approvals.

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

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2008, the career services departments of our schools had approximately 390 employees. We estimate that our career services departments maintain contact with approximately 70,000 employers nationwide.

Based on information collected by us from graduating students and employers, we believe that, of the approximately 14,500 undergraduate students who graduated from our schools during the calendar year ended December 31, 2007, approximately 90% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. The graduate employment rates presented in this Annual Report on Form 10-K exclude students who are pursuing further education, who are deceased, who are in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees in their field of study, who choose to stay at home full-time or who are international students no longer residing in the country in which their school is located. The average salary paid to our available graduating undergraduate students from The Art Institutes, the Brown Mackie Colleges and South University for calendar year 2007 who obtained employment in their fields of study, or in related fields of study, was approximately $30,600.

Accreditation

In the United States, accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as reliable authority that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

Pursuant to provisions of the Higher Education Act of 1965, as amended (the “HEA”), the U.S. Department of Education relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions. All of our U.S. schools are accredited by an institutional accrediting agency recognized by the U.S. Department of Education.

In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. For example, ten Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation and 15 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs and three Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Eight of our medical assisting programs (four at South University and four at Brown Mackie Colleges) are accredited by the Commission on Accreditation of Allied Health Education Programs. While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program.

The following table shows the location of each of our campuses at July 31, 2008, the name under which it operates, the year of its establishment, the date we opened or acquired it and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first). No accreditation is shown for The Art Institute of Toronto as the Province of Ontario has no accreditation process for post-secondary schools. The Art Institute of Toronto is registered with the Ontario Ministry of Training, Colleges and Universities.

		Calendar	Fiscal Year
		Year	Acquired or
School	Location	Established	Opened	Accrediting Agency

The Art Institutes
The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)
The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008	SACS (as an additional location of The Art Institute of Atlanta)
The Art Institute of Austin	Austin, TX	2008	2008	SACS (as a branch of The Art Institute of Houston)
The Art Institute of California — Hollywood (formerly California Design College)	Los Angeles, CA	1991	2003	Accrediting Council of Independent Colleges and Schools (“ACICS”)
The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) (as a branch of The Art Institute of California — San Diego)
The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998	ACICS
The Art Institute of California — Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California — Los Angeles)
The Art Institute of California — Sacramento	Sacramento, CA	2007	2007	ACICS (as a branch of The Art Institute of California — Los Angeles)
The Art Institute of California — San Diego	San Diego, CA	1981	2001	ACCSCT
The Art Institute of California — San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California — Los Angeles)

		Calendar	Fiscal Year
		Year	Acquired or
School	Location	Established	Opened	Accrediting Agency

The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008	ACICS (as a branch of The Art Institute of California — Hollywood)
The Art Institute of Charleston	Charleston, SC	2007	2007	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS
The Art Institute of Colorado	Denver, CO	1952	1976	Higher Learning Commission (“HLC”) of the North Central Association and ACICS
The Art Institute of Dallas	Dallas, TX	1964	1985	SACS
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS
The Art Institute of Houston	Houston, TX	1974	1979	SACS
The Art Institute of Indianapolis	Indianapolis, IN	2006	2006	ACCSCT (as a branch of The Art Institute of Las Vegas)
The Art Institute of Jacksonville	Jacksonville, FL	2007	2007	SACS (as a branch of Miami International University of Art & Design)
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT
The Art Institute of Michigan	Detroit, MI	2007	2008	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)
The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of New York City	New York, NY	1980	1997	ACICS
The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005	ACCSCT (as a branch of The Illinois Institute of Art — Chicago)
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS
The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	Middle States Association of Colleges & Schools of the Commission on Higher Education and ACICS
The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Schools Universities (“NWCCU”)
The Art Institute of Raleigh-Durham(1)	Durham, NC	2008	2008	ACICS (as a branch of The Art Institute of Charlotte)
The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007	ACCSCT (as a branch of The Art Institute of Las Vegas)
The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU
The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)
The Art Institute of Toronto	Toronto, Ontario	1997	2002	None

		Calendar	Fiscal Year
		Year	Acquired or
School	Location	Established	Opened	Accrediting Agency

The Art Institute of Tucson	Tucson, AZ	2002	2007	ACICS
The Art Institute of Vancouver	Vancouver, BC	1979	2003	Private Career Training Institutions Agency of British Columbia
The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of York — Pennsylvania	York, PA	1952	2004	ACCSCT
The Art Institutes International — Kansas City(1)	Kansas City, KS	2008	2008	ACICS (as a branch of The Art Institute of Phoenix)
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS
The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996	HLC and ACCSCT (Chicago and Detroit locations only)
The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)
Miami International University of Art & Design	Miami, FL	1965	2002	SACS
The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges
Argosy University				HLC (all locations)
Argosy University, Atlanta	Atlanta, GA	1990	2002
Argosy University, Chicago	Chicago, IL	1976	2002
Argosy University, Dallas	Dallas, TX	2002	2002
Argosy University, Denver	Denver, CO	2006	2006
Argosy University, Honolulu	Honolulu, HI	1979	2002
Argosy University, Inland Empire	San Bernadino, CA	2006	2006
Argosy University, Nashville	Nashville, TN	2001	2001
Argosy University, Orange County	Orange, CA	1999	2002
Argosy University, Phoenix	Phoenix, AZ	1997	2002
Argosy University, Salt Lake City(1)	Salt Lake City, UT	2008	2008
Argosy University, San Diego	San Diego, CA	2006	2006
Argosy University, San Francisco	Point Richmond, CA	1998	2002
Argosy University, Santa Monica	Santa Monica, CA	2006	2006
Argosy University, Sarasota	Sarasota, FL	1969	2002
Argosy University, Schaumburg	Schaumburg, IL	1979	2002
Argosy University, Seattle	Seattle, WA	1997	2002
Argosy University, Tampa	Tampa, FL	1997	2002

		Calendar	Fiscal Year
		Year	Acquired or
School	Location	Established	Opened	Accrediting Agency

Argosy University, Twin Cities	Eagan, MN	1961	2002
Argosy University, Washington D.C.	Arlington, VA	1994	2002
South University				SACS (all locations)
South University/Savannah	Savannah, GA	1899	2004
South University/Montgomery	Montgomery, AL	1997	2004
South University/West Palm Beach	West Palm Beach, FL	1974	2004
South University/Columbia	Columbia, SC	1935	2004
South University/Tampa	Tampa, FL	2006	2006
The Brown Mackie Colleges
Brown Mackie College — Akron	Akron, OH	1980	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004	ACICS
Brown Mackie College — Findlay	Findlay, OH	1986	2004	ACICS
Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — North Canton	North Canton, OH	1984	2004	ACICS (as a branch of Brown Mackie College — Tucson)
Brown Mackie College — Atlanta	Norcross, GA	1969	2004	ACICS (as a branch of The Art Institute of Charlotte
Brown Mackie College — Lenexa	Lenexa, KS	1984	2004	HLC (as a branch of Brown Mackie College — Salina)
Brown Mackie College — Salina	Salina, KS	1892	2004	HLC
Brown Mackie College — Merrillville	Merrillville, IN	1984	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Michigan City	Michigan City, IN	1890	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Moline	Moline, IL	1985	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004	ACICS (as a branch of Brown Mackie College — South Bend)
Brown Mackie College — South Bend	South Bend, IN	1882	2004	ACICS
Brown Mackie College — Louisville	Louisville, KY	1935	2004	ACICS (as a branch of Brown Mackie College — Findlay)
Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004	ACICS (as a branch of Brown Mackie College — Findlay)
Brown Mackie College — Miami	Miami, FL	2004	2005	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Tucson	Tucson, AZ	1972	2007	ACICS

		Calendar	Fiscal Year
		Year	Acquired or
School	Location	Established	Opened	Accrediting Agency

Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008	ACICS (as a branch of Brown Mackie College — Findlay)
Brown Mackie College — Boise	Boise, ID	2008	2008	ACICS (as a branch of Brown Mackie College — South Bend)
Brown Mackie College — Tulsa	Tulsa, OK	2008	2008	ACICS (as a branch of Brown Mackie College — South Bend)
Western State University College of Law(2)	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; provisionally accredited by American Bar Association

(1)	Application for students attending school location to participate in Title IV programs currently pending with U.S. Department of Education.

(2)	In July 2008, two of our indirectly wholly-owned subsidiaries entered into a Stock Purchase Agreement with the Purchaser pursuant to which the Purchaser will purchase all of the issued and outstanding capital stock of Western State University of Southern California, which operates Western State University College of Law. Total cash proceeds from the sale are expected to be between $5 million and $10 million. The transaction is expected to close in January 2009 and is subject to customary conditions, including regulatory approvals.

Accrediting agencies monitor each educational institution’s performance across a broad range of areas. Monitoring is generally performed through annual self-reporting and through the conduct of periodic site visits by representatives of the accrediting agency and qualified persons from peer institutions. In the event an accrediting agency determines that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2008, eight of our schools were required to provide such supplemental reports. Of these eight schools on supplement reporting status, three schools are required to request and receive permission from their accrediting agency prior to filing an application for a new location or program offering. An accrediting agency also may order an institution to show cause why its accreditation should not be revoked or conditioned if it receives information leading it to question whether the institution satisfies the requirements of continued accreditation. An institution found not to be in compliance with required standards may have its accreditation revoked or withdrawn, or it may be placed on probation to more closely monitor its compliance with accrediting requirements.

Student Financial Assistance

Many students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is located, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations.

As in the United States, there are certain risks associated with operating post-secondary institutions in Canada, including, among other risks:

•	if our schools fail to comply with extensive regulations, we could be subject to financial penalties, restrictions on our operations or loss of external financial aid funding for our students;

•	the provinces or national government may change the law or reduce funding for student financial aid programs, which could harm our student population and revenue;

•	if our schools do not maintain their approvals, they may not operate or participate in federal student financial aid programs; and

•	government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us.

While the U.S. states support public colleges and universities primarily through direct state subsidies, the U.S. federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV programs, of which the three largest are the Federal Family Education Loan (“FFEL”) program, the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program and the Federal Work-Study program. During fiscal 2008 and 2007, the net cash receipts from the financial sources that funded our revenue from tuition and fees for attending our post-secondary institutions were as follows ($ in millions):

	Fiscal 2008			Fiscal 2007
		% of			% of
	Gross Cash	Gross	% of Net	Gross Cash	Gross	% of Net
	Receipts(1)	Receipts	Revenue	Receipts(1)	Receipts	Revenue

Federal Title IV Aid(2):
Stafford Loans	$838.1	42.4%	49.8%	$631.6	39.5%	46.3%
PLUS Loans	191.2	9.7%	11.4%	163.3	10.2%	12.0%
Pell Grants	143.5	7.3%	8.5%	98.7	6.2%	7.2%
FSEOG awards	11.4	0.6%	0.7%	10.5	0.7%	0.8%
Perkins Loans	7.4	0.4%	0.4%	6.2	0.4%	0.5%
Other Title IV Aid(3)	7.2	0.4%	0.4%	5.7	0.4%	0.4%

	1,198.8	60.6%	71.2%	916.0	57.4%	67.2%

Private Loans	374.0	18.9%	22.2%	308.4	19.3%	22.6%
Cash Payments	350.0	17.7%	20.7%	319.6	20.0%	23.4%
State Grants	45.1	2.3%	2.7%	42.5	2.7%	3.1%
Canadian Financial Aid	9.8	0.5%	0.6%	8.9	0.6%	0.7%

Total Cash Receipts(4)	$1,977.7	100.0%	117.4%	$1,595.4	100.0%	117.0%

Net Revenue			$1,684.2 (5)			$1,363.7 (5)

(1)	Cash receipts are net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study.

(2)	For fiscal 2008 and 2007, equals Title IV financial aid received by students attending (i) The Art Institutes during quarters starting during the fiscal year except for The New England Institute of Art, where the summer semester beginning in May was included in the following fiscal year; (ii) Argosy University during the summer semester that began in May prior to the beginning of the fiscal year and the fall and winter semesters that began during the fiscal year; (iii) South University during the quarters starting during the fiscal year, except that campus based students attending the summer quarter beginning at the end of June and fully online students attending the quarter beginning in May were included in the following fiscal year; (iv) Brown Mackie Colleges during quarters starting during the fiscal year; and (v) Western States University during the summer semester that began in May prior to the beginning of the fiscal year and the fall and winter semesters which began during the fiscal year.

(3)	Includes receipts from the Federal Work-Study program, the Academic Competitive Grant program and the National SMART Grant program.

(4)	Gross cash receipts include stipends, or financing received by students in excess of tuition and fees they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2008 and 2007 were $339.3 million and $262.8 million, respectively.

(5)	The difference between net revenue and gross cash receipts paid by students to attend our post-secondary institutions primarily relates to stipends received on behalf of students and the effect of timing differences between cash-basis and accrual-basis accounting, including changes in student accounts receivable balances.

Nature of U.S. Federal Support for Post-Secondary Education

FFEL and Direct Loans.  The FFEL and Direct Loan programs consist of two types of loans: Stafford loans, which are made available to students regardless of financial need, and Parent Loan for Undergraduate Students (“PLUS”) loans, which are made available to parents of undergraduate students classified as dependents and graduate students. The primary difference between the FFEL and the Direct Loan programs is that the FFEL program is administered and funded by private sources while the U.S. Department of Education provides the administration and funds for the Direct Loan program. While all of our schools are eligible to participate in the Direct Loan program, only Brown Mackie College — Tucson and The Art Institute of Tucson currently participate in the program.

Effective July 1, 2008, under the Stafford loan program, an undergraduate student may borrow up to $5,500 for the first academic year, $6,500 for the second academic year and, in certain educational programs, $7,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. During fiscal 2008, undergraduate students only were permitted to borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years under the Stafford loan program. Currently, PLUS loans may be obtained by parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled.

Pell.  Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Effective as of July 1, 2008, the maximum amount of availability of a Pell grant increased to $4,731 per year from a maximum of $4,310 per year in fiscal 2008. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.

FSEOG.  FSEOG awards are designed to supplement Pell grants for the neediest undergraduate students. FSEOG grants at our schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain U.S. states, portions of state grants and scholarships.

Perkins.  Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not supplied any new federal capital contributions to the Perkins program in several years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2008, we collected approximately $4.5 million from our former students. We were not required to make any matching contributions in fiscal 2008.

Federal Work-Study.  Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2008, all of our schools met this requirement.

New Title IV Programs.  Effective July 1, 2006, Congress enacted two new Title IV federal aid programs, the Academic Competitive Grant (“ACG”) and the National SMART (Science and Mathematics Access to Retain Talent) Grant. Both of these new programs require students to be eligible for a Pell grant and to attend school on a full-time basis. The ACG is designed for students in degree programs who recently have graduated from a high school at which they were enrolled in a rigorous curriculum. Students may receive a maximum of $750 under ACG during their first academic year and $1,300 during their second academic year. The National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math programs. Eligible students may receive up to $4,000 in each of their third and fourth academic year.

Legislative Action.  Political and budgetary concerns can significantly affect Title IV programs. Congress generally reauthorizes the HEA approximately every six years. In August 2008, President Bush signed into law a reauthorization of the HEA that continues the Title IV HEA programs through at least September 30, 2014. The HEA reauthorization, among other things, revised the 90/10 Rule as described in more detail below, revised the calculation of an institution’s cohort default rate, required additional disclosures and certifications with respect to non-Title IV alternative loans and prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students’ best interests. In addition, Congress determines federal appropriations for Title IV programs on an annual basis. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. In September 2007, legislation was enacted which, among other things, decreased private lender and guaranty agency yields for participation in the FFEL program, decreased student interest rates on Stafford loans and limited repayment obligations for students who receive loans pursuant to Title IV programs. Since a significant percentage of our revenue is derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of our schools or students to participate in Title IV programs would have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

Other Financial Assistance Sources

Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2008, institutional scholarships had a value equal to approximately 2% of our net revenues.

There are private supplemental loan programs available to our students, and those programs allow students to repay a portion of their loans after graduation and make loans available to students with lower than average credit ratings. The primary objective of these loan programs is to facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools, except for a repurchase obligation under a loan program that we introduced in August 2008. In fiscal 2008, private loans represented approximately 22.2% of our net revenues, as compared to approximately 22.6% of net revenues in fiscal 2007.

Approximately 95% of the private loans in fiscal 2008 were offered by SLM Corporation (“Sallie Mae”) and its affiliates and serviced by its affiliated loan servicer. During fiscal 2008, Sallie Mae and other providers of private loans made the underwriting criteria used in their standard private loan programs more stringent, thereby decreasing the availability of private loans to our students and prospective students with poor or no credit history. In addition, Sallie Mae terminated a Discount Loan Program in March 2008 that provided up to $50.0 million of loans per year to students attending post-secondary institutions owned by us who otherwise would not have qualified for credit-based loans. In April 2008, we entered into a new agreement with Sallie Mae to provide up to $90.0 million of loans to current students who previously received loans from Sallie Mae and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria. We will pay a fee to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement. This fee is higher than the fees that we previously paid to Sallie Mae under the Discount Loan Program. The agreement expires on December 31, 2008 and is terminable by Sallie Mae upon 30 days prior notice to us.

In response to the decrease in availability of private loans for students who did not qualify for credit-based loans, in August 2008 we introduced a new student loan program with a private lender that enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. We currently estimate that our investments in loans under this program will not exceed $50.0 million in fiscal 2009, subject to limitations on such investments set forth in the documents governing our debt arrangements.

Availability of Lenders

While students attending our schools may choose any private provider of federally guaranteed student loans, students primarily use a limited number of lending institutions to obtain their federally guaranteed loans to help pay their direct costs of attendance. While we believe that other lenders or the Federal Direct Loan program would be willing to make federally guaranteed student loans to our students if federally guaranteed loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

We estimate that three student loan guaranty agencies guaranteed over 90% of all federally guaranteed student loans made to students enrolled at our U.S. schools during fiscal 2008. We believe that other guaranty agencies would be willing to guarantee federal loans to our students if any of the current agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

Federal Oversight of Title IV Programs

Our U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U.S. Department of Education, its Office of Inspector General and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm. If the U.S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the HEA or state law or their implementing regulations, the affected institution may be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the U.S. Department of Education or other agencies, or upon judicial review.

If the U.S. Department of Education is dissatisfied with an institution’s administration of Title IV programs, it can transfer, without prior notice or judicial review, the institution from the advance system of receiving Title IV program funds to the cash monitoring or reimbursement method of payment, under which a school may have to advance its own funds to students and provide documentation to the U.S. Department of Education that the funds were properly disbursed prior to receiving reimbursement from Title IV programs.

Violations or alleged violations of Title IV program requirements also could subject us to other civil and criminal sanctions, suits under the federal False Claims Act or administrative proceedings to impose fines or limit, suspend or terminate our eligibility for participation in Title IV programs. The U.S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. We are not aware of any reason why any of the agencies that accredit our institutions would not be approved as a result of such review. In any event, if an accreditation agency is not approved by the U.S. Department of Education, the HEA grants affected institutions reasonable opportunity to apply for accreditation from a different agency.

Cohort Default Rates.  If at any point an institution’s FFEL/Direct cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in Title IV programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If, at any given point, an institution’s Perkins cohort default rate equals or exceeds 50% for each of the three most recent federal fiscal years it no longer will be eligible to participate in the Perkins programs for the remainder of the federal fiscal year, in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

None of our schools has had an FFEL/Direct cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. The most recent year for which FFEL/Direct cohort default rates have been calculated is federal fiscal year 2006. The official weighted average combined FFEL/Direct cohort default rate for borrowers at our schools for federal fiscal year 2006 was 5.4%, and our individual schools’ rates ranged from 1.0% to 11.3%.

Under the recently enacted HEA reauthorization, effective October 1, 2011, an institution’s cohort default rate will be based on the rate at which its former students default on their FFEL/Direct loans over a period of time that is one year longer than the period of time during which rates are currently calculated. As a result, most institutions’ respective cohort default rates are expected to materially increase. Also effective as of October 1, 2011, the cohort default threshold will increase to 30% for the three most recent fiscal years from the present 25% threshold. The new formula begins in the year in which a borrower commences repayment and includes the following two years. Under the revised rule, the cohort default rate will include borrowers who enter repayment between October 1, 2008, and September 30, 2009, and default on or before September 30, 2011 when determining an institution’s cohort default rate.

If an institution’s FFEL/Direct cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Provisional certification by itself does not limit an institution’s access to Title IV program funds but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV program requirements.

To our knowledge, the U.S. Department of Education considers provisional certification based on an institution’s exceeding the cohort default rate thresholds described in the previous paragraph only when that institution is otherwise subject to a U.S. Department of Education renewal of certification review. As of June 30, 2008, 15 of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2007, the most recent year for which such rates have been calculated. Funds from the Perkins program did not exceed 5% of these schools’ respective net revenues in fiscal 2008. None of these schools has been placed on provisional certification for this reason.

Each of our schools whose students participate in the FFEL/Direct program maintains a student loan default management plan if its default rate equals or exceeds 5%. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL/Direct lenders and guaranty agencies. The historical default rates experienced by Argosy University and Western State University College of Law have been relatively low, and therefore these schools have engaged in significantly fewer default management activities.

Regulatory Oversight.  The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently all of our schools are operating under a Provisional Program Participation Agreement with the U.S. Department of Education due to the change of control of the Company which occurred in connection with the Transaction.

Financial Responsibility Standards.  Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 in order for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on the institution’s eligibility to participate in Title IV programs. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For fiscal 2008, we believe that, on an individual institution basis, each of our schools then participating in Title IV programs satisfied the financial responsibility standards. At our consolidated level, our financial statements did not satisfy the financial responsibility standards for fiscal 2008 and will not for the foreseeable future. Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements at our consolidated level. We were required by the U.S. Department of Education to post an $87.9 million letter of credit in October 2006, which increased to $91.9 million in March 2008, and are subject to provisional certification and additional financial and cash monitoring with respect to our disbursement of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction. The letter of credit, provisional certification and financial and heightened cash monitoring will be in effect until at least June 2009 and are likely to continue beyond that date. The implementation of heightened cash monitoring has not materially impacted our cash flows from operations.

Return of Title IV Funds.  Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. We have posted a letter of credit for one of our schools because independent audits indicated that it had exceeded federal thresholds for allowable number of late refunds during at least one of its two most recent fiscal years. Our 2008 annual financial aid compliance audits have not been completed, and therefore the number of schools requiring a letter of credit may increase. We have instituted practices and procedures at recently acquired schools to expedite refunds of FFEL program funds, including payment of refunds by electronic fund transfers.

Administrative Capability Requirements.  Regulations of the U.S. Department of Education specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations, have capable and sufficient personnel to administer Title IV programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, the U.S. Department of Education may require the repayment of federal student financial aid funds, transfer the institution from the advance system of payment of Title IV program funds to the cash monitoring or reimbursement method of payment, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

Restrictions on Operating Additional Schools.  The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change of control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. All of our schools are currently provisionally certified due to the Transaction. During the time when a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds. Our expansion plans are based, in part, on our ability to add additional locations and acquire schools that can be recertified. The U.S. Department of Education has informed us that it will not seek to impose growth restrictions on any of our schools as a result of the Transaction.

The “90/10 Rule”.  Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the prior two fiscal years were derived from Title IV programs. If an institution violates the 90/10 Rule, it may not reapply for eligibility until the end of the following two fiscal years. Prior to the enactment of the HEA reauthorization in August 2008, an institution that derived more than 90% of its total revenue on a cash accounting basis from the Title IV programs for a given fiscal year became immediately ineligible to participate in Title IV programs and was unable to apply to regain eligibility until the end of the following fiscal year. For our schools that disbursed federal financial aid during fiscal 2008, the percentage of revenues derived from Title IV programs on a cash accounting basis ranged from approximately 50% to 84%, with a weighted average of approximately 65%. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program increased by $2,000 which, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. The new HEA reauthorization contains relief from recent increases in the availability and amount of federal aid by, among other things, for all FFEL loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability used to pay institutional charges to be counted as revenue not derived from Title IV programs.

Restrictions on Payment of Bonuses, Commissions or Other Incentives.  An institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 2003, the U.S. Department of Education published regulations to attempt to clarify this so-called “incentive compensation” law. The regulations identify 12 compensation arrangements that the U.S. Department of Education has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The regulations do not establish clear criteria for compliance in all circumstances, and the U.S. Department of Education has announced that it no longer will review and approve individual schools’ compensation plans prior to their implementation. Although we cannot provide any assurances that the U.S. Department of Education will not find deficiencies in our compensation plans, we believe that our current compensation plans are in compliance with the HEA and the regulations promulgated by the U.S. Department of Education.

State Authorization and Accreditation Agencies

Each of our U.S. campuses, including our campuses that provide online programs, is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. In some U.S. states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment and revenues.

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

Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our schools also have requirements that may, in certain instances, limit our ability to open a new school, acquire an existing school, establish an additional location of an existing school or add new educational programs.

Canadian Regulation and Financial Aid

Our Canadian schools are subject to regulation in the provinces in which they operate and in the provinces in which they recruit students. Depending on their province of residence, our Canadian students may receive loans under the federally funded Canada Student Loan Program and/or provincial funding from their province of residence. Canadian schools must meet eligibility standards to administer these programs and must comply with all relevant statutes, rules, regulations and requirements. We believe that our Canadian schools currently hold all necessary registrations, approvals and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business, results of operations, cash flows or financial condition.

The British Columbia government, through its Ministry of Advanced Education, regulates private career colleges through an arms length accreditation and registration body called the Private Career Training Institutions Agency of British Columbia (“PCTIA”) and provides financial assistance to eligible students through the StudentAid BC (“SABC”). In Ontario, the government regulates private career colleges through the Ministry of Training Colleges and Universities and provides student assistance through the Ontario Student Assistance Program (“OSAP”). In both provinces, the student aid programs are substantially the same and include a federal component under the Canada Student Loan Program and a provincial portion administered through the respective provincial OSAP or the SABC programs. In order to maintain the right to administer student assistance, our schools must abide by the rules, regulations and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the respective OSAP/ SABC Student Loans Plans.

Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the respective ministries as well as OSAP or SABC, as applicable, require evidence that the institution has continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the provincial governments and PCTIA (in the case of British Columbia) periodically revise their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial governments and/or PCTIA will agree with our interpretation of each requirement.

Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by OSAP or SABC, as the case may be. We believe that we have complied with these requirements.

Employees

At June 30, 2008, we employed approximately 9,600 full time employees, of whom approximately 2,400 were faculty members, and approximately 1,800 part-time employees, of whom approximately 1,600 were faculty members. In addition, we also employed approximately 4,700 adjunct faculty members at June 30, 2008. Adjunct faculty members are employed on a term-to-term basis, while part-time faculty members work a regular part-time schedule.

Competition

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer distance learning programs. Many public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and both public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, public and private institutions may have facilities and equipment superior to those in the for-profit sector and often can offer lower effective tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

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

The following risks comprise all the material risks of which we are aware; however, these risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business or financial performance. If any of the events or developments described below actually occurred, it could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO OUR HIGHLY REGULATED INDUSTRY

Failure of our schools to comply with extensive regulations could result in monetary liabilities or assessments, restrictions on our operations, limitations on our growth or loss of external financial aid funding for our students.

A majority of our net revenues are indirectly derived from federal student financial aid programs pursuant to Title IV of the HEA (“Title IV programs”). Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and state authorization. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of any loan guarantee agencies that guarantee certain federal student loans made to our schools’ students, the requirements of such state financial aid programs as may be available to our students and the requirements of specialized accrediting agencies which oversee educational quality in particular program areas. Further, a new student loan program that we recently introduced may require us to obtain licenses, registrations or other forms of regulatory approval. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, implement the new student loan program that we are developing, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See Item 1, “Business — Accreditation”, “Business — Student Financial Assistance”, “Business — Federal Oversight of Title IV Programs”, “Business — State Authorization and Accreditation Agencies” and “Business — Canadian Regulation and Financial Aid”.

If any of our schools were to violate or fail to meet any of these legal and regulatory requirements, we could suffer monetary liabilities or assessments, limitations on our operating activities, loss of accreditation, limitations on our ability to add new schools or offer new programs, termination of or limitations on the school’s ability to grant degrees and certificates, or limitations on or suspension or termination of the school’s eligibility to participate in federal student financial aid programs. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied or interpreted by a regulatory body or whether each of our schools will be able to comply with all of the applicable requirements in the future.

If we fail to obtain periodic recertifications for our schools to participate in Title IV programs, or if our certifications are withdrawn by the U.S. Department of Education prior to the next scheduled recertification, students at the affected schools would no longer be able to receive Title IV program funds.

Our schools are required to seek recertifications from the U.S. Department of Education periodically in order to participate in Title IV programs. The current provisional certifications of all but 14 of our schools expire between March 31, 2009 and December 31, 2009, and our applications for recertifications will be due for submission three months in advance of each expiration. Provisional certification for the other 14 schools expires on June 30, 2011. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations.

Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could reduce the growth of our student population and revenue.

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. On August 14, 2008, the most recent reauthorization of the HEA was enacted, continuing the Title IV HEA programs through at least September 30, 2014. Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or the U.S. Department of Education that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

In September 2007, President Bush signed into law legislation which, among other things, decreases private lender and guaranty agency yields for participation in the FFEL program, decreases student interest rates on Stafford loans and limits repayment obligations for students who receive loans pursuant to Title IV programs. Decreased yields could discourage Title IV lenders from continuing to provide private, federally guaranteed Title IV loans to our students. The new HEA reauthorization includes new notification and certification requirements for private non-Title IV program educational loans and makes them subject to the Truth in Lending Act requirements and potential liabilities, which could adversely affect private lenders’ ability to make such loans and thereby affect our students’ ability to access private student loans.

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

If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education, our schools may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our results of operations.

To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2008, we believe that all of our institutions satisfied their required quantitative measures of financial responsibility on an institutional basis, although we do not satisfy all such measures on a consolidated basis.

We were required by the U.S. Department of Education to post an $87.9 million letter of credit in October 2006, which increased to $91.9 million in March 2008, and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of debt we incurred to complete the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds received by students at our schools during fiscal 2007, and the letter of credit will expire in June 2009. We expect to continue to not satisfy the U.S. Department of Education’s quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our schools to be required to continue on provisional certification for additional three-year periods. The provisional certifications of all but 14 of our schools will expire between March 31, 2009 and December 31, 2009. Provisional certification for the other

14 schools expires on June 30, 2011. We expect that the U.S. Department of Education’s evaluation of our schools’ financial responsibility on the basis of our consolidated financial statements will continue through future annual reviews and may result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and cash monitoring could adversely affect our net income and student population. We expect to be required to renew the letter of credit at the 10% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the amount substantially. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification. Any failure to meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education could affect our students’ ability to access student financial assistance programs, which would adversely affect our net income and student population. At June 30, 2008, we had a total of $92.4 million in letters of credit outstanding to the U.S. Department of Education.

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

If any of our schools either fails to demonstrate “administrative capability” to the U.S. Department of Education or violates other requirements of Title IV programs, the U.S. Department of Education may impose sanctions or terminate that school’s participation in Title IV programs.

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

If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.

Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. Under the new HEA reauthorization, an institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for two consecutive fiscal years is immediately ineligible to participate in Title IV programs and is not be permitted to reapply for eligibility until the end of the following two fiscal years. Under the regulations effective prior to July 1, 2008, an institution that derived more than 90% of its total revenue on a cash accounting basis from the Title IV programs for a given fiscal year became immediately ineligible to participate in Title IV programs and could not reapply for eligibility until the end of the following fiscal year. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For those of our institutions that disbursed federal financial aid during fiscal 2008, the percentage of revenues derived from Title IV programs ranged from approximately 50% to 84%, with a weighted average of approximately 65%. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program increased by $2,000 which, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. However, the revised rules included in the new HEA reauthorization include relief from recent increases in the availability and amount of federal aid by, among other things, for all FFEL loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs. The failure to renew the exclusion of the additional $2,000 of Stafford loans for periods beginning on or after July 1, 2011 would adversely affect our ability to comply with the 90/10 Rule. A decrease in the availability of state grants could also adversely impact our ability to comply with the 90/10 Rule because state grants are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.

Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states or accrediting agencies that would have a material adverse effect on our student enrollment and results of operations.

Each of our U.S. campuses, including our campuses that provide online programs, is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. In some U.S. states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. In addition, each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment and revenues.

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

In fiscal 2008, approximately 3% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. The loss of access to these state grants by our students could have a material adverse effect on our business due to enrollment losses at our schools.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations.

If we or one of our schools experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, acquisition of schools from other owners, significant changes in the composition of a school’s board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our schools, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans. The potential adverse effects of a change of control also could influence future decisions by EDMC and its shareholders regarding the sale, purchase, transfer, issuance or redemption of EDMC’s stock.

Government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate litigation against us, which may adversely impact our licensing or accreditation status, and thereby adversely affect our results of operations.

From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. If the results of any such proceedings are unfavorable to us, we may lose or have limitations imposed on our accreditation, state licensing, state grant or Title IV program participation, be required to pay monetary damages or be subject to fines, penalties, injunctions or other censure that could materially and adversely affect our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant money and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.

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

RISKS RELATED TO OUR BUSINESS

If our students were unable to obtain private loans from third party lenders, our business could be adversely affected given our increasing reliance on such lenders as a source of net revenues.

The education finance industry has been experiencing and may continue to experience problems that have resulted in fewer overall financing options for some of our students. Factors that could impact the general availability of loans to our students include:

•	changes in overall economic conditions or overall uncertainty or disruption in capital markets, in either case causing lenders to cease making student loans, limit the volume or types of loans made or impose more stringent eligibility or underwriting standards;

•	the financial condition and continued financial viability of student loan providers, including Sallie Mae;

•	changes in applicable laws or regulations, such as provisions of the recently enacted HEA reauthorization that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; or

•	determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit schools.

During fiscal 2008, private loans to students at our schools, including loans under Sallie Mae’s Discount Loan program, represented approximately 22.2% of our net revenues, as compared to approximately 22.6% of net revenues in fiscal 2007. These loans were provided pursuant to private loan programs and were made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools, except for repurchase obligations that we may have under the new loan program that we are developing. Approximately 95% of the private loans in fiscal 2008 were offered by Sallie Mae and its affiliates and serviced by its affiliated loan servicer. The Discount Loan Program provided up to $50.0 million of loans per year to students attending post-secondary institutions owned by us who otherwise would not have qualified for credit-based loans. Sallie Mae terminated the Discount Loan Program in March 2008 and, similar to other lenders, made the underwriting criteria used in its standard private loan programs more stringent. In April 2008, we entered into a new agreement with Sallie Mae to provide up to $90.0 million of loans to current students who previously received loans from Sallie Mae and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria. We will pay a fee to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement. This fee is higher than the fees that we previously paid to Sallie Mae under the Discount Loan Program. The agreement expires on December 31, 2008 and is terminable by Sallie Mae upon 30 days prior notice to us.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages, which in some cases have called into question the continued financial viability of certain student loan providers and has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Certain private lenders have also required that we pay them new or increased fees in order to provide alternative loans to prospective students.

While we are taking steps to address the private loan needs of our students, the inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We recently introduced a new student loan program with a private lender that could have a material adverse effect on our financial condition, results of operations and cash flows.

In August 2008, we introduced a new student loan program with a private lender that enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. We currently estimate that our investments in loans under this program will not exceed $50.0 million in fiscal 2009, subject to limitations on such investments set forth in the documents governing our debt arrangements.

We will bear the risks of collection with respect to these loans from students who do not meet eligibility and underwriting standards of other commercial lenders. As a result, we expect that our allowance for doubtful accounts and bad debt expense will increase. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers’ performance and the priority that borrowers under these loans, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. We also expect our accounts receivable and days sales outstanding to increase from prior years. In addition, because of restrictions imposed under our existing debt arrangements or otherwise, this program, or any enlargement or extension of this program, could adversely affect our ability to make investments and incur indebtedness for the financing of other aspects of our business, including acquisitions.

A number of factors also may contribute to fewer students participating in the program than we currently expect. Students may believe that loans under this program are undesirable, or we may find that fewer students qualify for the program than we anticipate. If other loans are not available to finance these students’ education, they may choose not to attend our schools. In addition, because the documents governing our debt arrangements contain limitations on the amount of investments we may make under the new loan program, student demand for loans under the program may exceed the applicable limit from time to time. Finally, if the lender participating in the program decides to discontinue its involvement, we may not be able to engage substitute lenders or initiate a direct financing or lending program in a timely manner on similar terms, if at all.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans that we purchase under this program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties.

Federal or state financial regulators also might delay or suspend the new student loan program for a variety of reasons, including as a result of concerns that the program exposes our bank partners to unacceptable risks. Finally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the new student loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

We may have difficulty opening additional new schools and growing our online academic programs, and we may be unable to achieve the anticipated return on our investment.

We anticipate continuing to open new schools in the future. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources. When opening a new school, we are required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, a school has to be certified by the U.S. Department of Education. Further, our debt agreements include limitations on the amount of capital expenditures we may make on an annual basis. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management’s attention from our core school operating activities, could harm our business.

We anticipate significant future growth from online courses we offer to students. As of June 30, 2008, we offer fully online programs at The Art Institute of Pittsburgh, Online Division, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs as planned.

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

Our marketing and advertising programs may not be effective in attracting prospective students, current students or potential employers of our graduates.

In order to maintain and increase our revenues and margins, we must continue to attract new students in a cost-effective manner. Over the last several fiscal years, we have increased the amounts spent on marketing and advertising, and we anticipate that this trend will continue. If we are unable to successfully advertise and market our schools and programs, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. If we are unable to utilize these advertising methods in a cost-effective manner or if our other costs limit the amount of funds we can contribute to advertising, our profitability and revenue may suffer. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students or current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses.

A decline in the overall growth of enrollment in post-secondary institutions could cause us to experience lower enrollment at our schools, which would negatively impact our future growth.

According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 15.7% over the ten-year period ending in the fall of 2016 to approximately 20.4 million students. This growth compares with a 23.0% increase reported in the prior ten-year period ended in 2006, when enrollment increased from 14.4 million students in 1996 to 17.7 million students in 2006. While enrollment growth in the ten-year period ended 2006 was accompanied by a 24.1% increase from 2.6 million students in 1996 to 3.2 million students in 2006, the U.S. Department of Education is not projecting any significant growth in the number of high school graduates through 2016.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.

Our high degree of leverage could have significant consequences, including:

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

In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our 8 3/4%

Senior Notes due 2014 (the “senior notes”) and our 10 1/4% Senior Subordinated Notes due 2016 (the “senior subordinated notes” and, together with the senior notes, the “Notes”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service all of our debt obligations and may be forced to take other actions in an effort to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Annual Report on Form 10-K, many of which are beyond our control. We cannot offer assurances that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. We also cannot offer assurances that we will be able to refinance any of our indebtedness or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness under our senior secured credit facilities, as well as our unsecured indebtedness. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Indebtedness”.

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

We may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.

Our success depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. We may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. In addition, key personnel may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have a material adverse effect on our results of operations.

If we are not able to integrate acquired schools, we may experience operational inefficiencies.

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

We may be unable to operate one or more of our schools due to a natural disaster or to restore a damaged school to its prior operational level.

A number of our schools are located in Florida and elsewhere in the Southeastern United States in areas prone to hurricane damage, which may be substantial. We also have a number of schools located in southern California in areas vulnerable to earthquakes. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. In addition, we may not be in a position to devote sufficient resources to a damaged school in order for it to re-open in a timely fashion or at the same level of operation as existed prior to the damage. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations.

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

We could experience an event of default under our senior secured credit agreement if Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, “the Sponsors”) cease to own an aggregate of at least 35% of the voting interests of our outstanding capital stock, and such an event of default could adversely effect our liquidity and financial position.

Under the current terms of our senior secured credit agreement, an event of default would occur if the Sponsors cease to own, collectively, at least 35% of the voting interests of our outstanding capital stock. This event of default could be triggered during the term of the senior secured credit agreement either by future sales or transfers of our capital stock by any of the Sponsors or by additional issuances of voting capital stock by us. Our ultimate parent entity, Education Management Corporation, is currently pursuing an initial public offering of its common stock which will result in dilution to the collective ownership interest of the Sponsors.

Because we cannot control when future transactions by any of the Sponsors will occur, we cannot offer assurances that one or more Sponsors will not engage in transactions that trigger an event of default under the current terms of our senior secured credit agreement, or that we will be able to amend this provision of our senior secured credit agreement prior to any such sale or transfer. If an event of default occurs as a result of a future sale or transfer by any of the Sponsors, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. It is possible that we would not be in a position at that time to refinance the amounts due under the senior secured credit agreement on economical terms, or at all, or repay the amounts due to the lenders, and the lenders then could proceed against the collateral securing our indebtedness.

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

Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2008, our schools were located in major metropolitan areas in 28 states and two Canadian provinces. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy University campuses, the Brown Mackie Colleges and South University schools are smaller and typically located in office or commercial buildings.

We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by the Brown Mackie College in Lenexa, Kansas. At June 30, 2008, we owned approximately 0.6 million square feet of real property and leased approximately 4.4 million square feet of office and educational facilities. Most of our leases have remaining terms ranging from less than one year to 10 years.

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

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

The Art Institute of Portland and our schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. We have responded to the requests for information and have fully cooperated with the Attorneys General in their investigations, and we will continue to do so should the investigations continue.

In addition to the matters described above, we are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, is not anticipated to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

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

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The Predecessor financial data contain information relating to Education Management Corporation prior to the consummation of the Transaction. The Successor financial data contain information relating to Education Management LLC after consummation of the Transaction. The selected historical consolidated balance sheet data at June 30, 2007 and 2008 and consolidated statement of operations and of cash flows data for the periods from July 1, 2005 through May 31, 2006, June 1 through June 30, 2006 and the fiscal years ended June 30, 2007 and 2008 have been derived from Education Management LLC’s and Education Management Corporation’s audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated statement of operations and of cash flows data for the years ended June 30, 2004 and 2005 and the consolidated balance sheets at June 30, 2004, 2005 and 2006 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

	Predecessor			Successor
			Period from	Period from
			July 1, 2005	June 1, 2006
	Year Ended		through	through	Year Ended
	June 30,		May 31,	June 30,	June 30,
	2004(1)	2005	2006	2006	2007	2008
	(Dollars in millions)
Statement of Operations Data:
Net revenues	$853.0	$1,019.3	$1,095.8	$74.4	$1,363.7	$1,684.2

Costs and expenses:
Educational services	497.6	564.2	590.9	59.0	729.9	901.1
General and administrative	167.1	202.4	273.3	26.0	314.9	419.3
Depreciation and amortization	55.3	84.1	62.9	7.4	90.5	100.3

Total costs and expenses	720.0	850.7	927.1	92.4	1,135.3	1,420.7

Income (loss) before interest and income taxes	133.0	168.6	168.7	(18.0)	228.4	263.5
Interest expense (income), net	2.5	(0.2)	(5.3)	14.1	169.1	157.7

Income (loss) before income taxes	130.5	168.8	174.0	(32.1)	59.3	105.8
Provision for (benefit from) income taxes	53.5	67.2	73.6	(12.4)	27.1	41.1

Net income (loss)	$77.0	$101.6	$100.4	$(19.7)	$32.2	$64.7

Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$116.7	$172.0		$263.3	$250.7	$236.0
Total assets	828.0	956.0		3,945.5	3,949.0	4,054.3
Total debt, including current portion	128.6	70.4		2,110.0	2,030.0	2,021.4
Total shareholders’ or members’ equity	528.7	666.0		1,282.8	1,311.1	1,351.2
Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$166.3	$192.5	$301.7	$(22.4)	$179.4	$151.3
Investing activities	(239.9)	(98.1)	(56.4)	(3,534.1)	(110.8)	(157.3)
Financing activities	102.0	(39.0)	(43.2)	3,445.5	(80.8)	(8.5)

	Predecessor						Successor
					Period from		Period from
					July 1, 2005		June 1, 2006
	Year Ended				through		through	Year Ended
	June 30,				May 31,		June 30,	June 30,
	2004(1)		2005		2006		2006	2007		2008
	(Dollars in millions)
Other Data:
EBITDA(2)	$188.3		$252.7		$231.6		$(10.6)	$318.9		$363.8
Capital expenditures(3)	82.3		74.9		57.9		7.7	96.1		150.9
Enrollment at beginning of fall quarter(4)	58,828		66,179		72,471			80,324		95,990
Campus locations (at period end)(5)	66		70		71		71	78		88
Ratio of earnings to fixed charges(6)	7.7	x	9.2	x	9.4	x		1.3	x	1.5	x

(1)	South University and the Brown Mackie Colleges are included as of their respective acquisition dates during fiscal 2004.

(2)	EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense (income), net, provision for income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Further, we use EBITDA less capital expenditures as a financial target for purposes of determining cash bonuses granted pursuant to our MICP, as described under Item 11, “Executive Compensation — Compensation Discussion and Analysis — Cash Bonuses.” In addition, management believes that EBITDA provides more comparability between the historical results of EDMC and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	Predecessor			Successor
			Period from	Period from
			July 1, 2005	June 1, 2006
	Year Ended		through	through	Year Ended
	June 30,		May 31,	June 30,	June 30,
	2004	2005	2006	2006	2007	2008
	(Dollars in millions)
Net income (loss)	$77.0	$101.6	$100.4	$(19.7)	$32.2	$64.7
Interest (income) expense, net	2.5	(0.2)	(5.3)	14.1	169.1	157.7
Provision for (benefit from) income taxes	53.5	67.2	73.6	(12.4)	27.1	41.1
Depreciation and amortization(a)	55.3	84.1	62.9	7.4	90.5	100.3

EBITDA(b)	$188.3	$252.7	$231.6	$(10.6)	$318.9	$363.8

(a)	Depreciation and amortization includes non-cash charges related to property, equipment and intangible asset impairments of $4.2 million in fiscal 2005 and $5.5 million in fiscal 2008. The year ended June 30, 2005 also includes $19.5 million related to cumulative adjustments for changes in lease accounting.

(b)	EBITDA, as presented above, is different from the Adjusted EBITDA calculated for the purpose of determining compliance with our senior secured credit agreement and the indentures governing our Notes. For an explanation of our Adjusted EBITDA, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(3)	Capital expenditures represent net cash paid for property and equipment, leasehold improvements, online curriculum development, software and other assets.

(4)	Represents the number of students enrolled in our schools as of the first week in October of the preceding calendar year.

(5)	Brown Mackie College-Dallas and Brown Mackie College-Fort Worth discontinued accepting new enrollments effective August 4, 2005, and the completion of instruction for all students at each school occurred in June 2006. Upon completion of the instruction of students enrolled at August 4, 2005, each school closed. Brown Mackie College-Los Angeles, Brown Mackie College-Orange County, Brown Mackie College-San Diego and Brown Mackie College-Denver discontinued new enrollments in fiscal 2006. We established a degree site of Argosy University at each location which assumed the non-diploma Brown Mackie College class offerings. The Brown Mackie College location closed once current students completed their classes. The Art Institute of Toronto announced in June 2007 that it will no longer accept new students and that it will close after all current students complete their respective programs. Prior to announcing this closing, approximately 250 students attended The Art Institute of Toronto.

(6)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges include interest expense, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense representative of the interest factor. During the period June 1 through June 30, 2006, the Successor’s fixed charges exceeded earnings (losses) by $16.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are among the largest providers of post-secondary education in North America, with approximately 96,000 enrolled students as of October 2007. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. Our educational institutions offer students the opportunity to earn undergraduate and graduate degrees and certain specialized non-degree diplomas in a broad range of disciplines, including design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, education, legal and information technology. Each of our schools located in the United States is recognized by an accreditation agency and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied, career-oriented content and are taught primarily by faculty members who, in addition to having appropriate credentials, offer practical and relevant professional experience in their respective fields. Our net revenues for fiscal 2008 were $1,684.2 million.

Education Management LLC is a wholly owned subsidiary of Education Management Holdings LLC, which is wholly owned by EDMC. On June 1, 2006, EDMC was acquired by a consortium of private investors led by the Sponsors. The acquisition was accomplished through the merger of an acquisition company into EDMC, with EDMC surviving the Transaction. Although EDMC continued as the same legal entity, EDMC contributed substantially all of its assets and liabilities to Education Management LLC in connection with the Transaction.

Since the Transaction in June 2006, we have enhanced our senior management team and made investments to accelerate enrollment growth. We have made significant investments in numerous areas of our workforce, including marketing and admissions, new and expanded campuses, online education and infrastructure in order to support future enrollment growth and enhance the student experience. Our increased focus on online education has resulted in strong enrollment growth. The number of students enrolled in fully online academic programs has more than doubled to approximately 13,100 students in October 2007, compared to approximately 4,600 students in July 2006. In addition, we have opened 15 new locations, acquired two schools, developed 29 new academic programs and introduced 391 new or existing academic programs to locations that had not previously offered such programs. Total enrollment at our schools has grown by 19.5% between October 2006 and October 2007. During the same time period, same-school enrollment for schools owned or operated for one year or more increased 18.2%. We expect to continue to pursue a disciplined approach to opening new school locations in attractive target markets and plan to open approximately eight to eleven new campuses annually for the foreseeable future.

The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. Net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials, reduced for student refunds and scholarships. We recognize revenue on a pro rata basis over the term of instruction or occupancy or when cash is received in the case of certain point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main determinants of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during such period. We believe that the size of our student population at our campuses is influenced by the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the effectiveness of our marketing efforts, the persistence of our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering additional programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition. With regard to tuition rates, historically we have been able to pass along cost increases through increases in tuition. Average tuition rates increased by approximately 5% in both fiscal 2008 and 2007.

We believe that several factors influence the number of individuals seeking post-secondary education programs. According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 15.7% over the ten-year period ending in the fall of 2016 to approximately 20.4 million students. This growth compares with a 23.0% increase reported in the prior ten-year period ended 2006, when enrollment increased from 14.4 million students in 1996 to 17.7 million students in 2006. Enrollment growth in the ten-year period ended 2006 was accompanied by a 24.1% increase in high school graduates from 2.6 million students in 1996 to 3.2 million students in 2006. The U.S. Department of Education, while projecting that the number of high school graduates will remain at approximately 3.2 million students through 2016, estimates that enrollment in degree-granting, post-secondary institutions by students 18-24 years of age will increase 13.2% from 10.6 million students in 2006 to 12.0 million students in 2016. Moreover, the U.S. Department of Education projects even faster growth rates for students 25 years of age and older, up 19.7% from 6.9 million students in 2006 to 8.2 million students in 2016.

In addition to the number of high school graduates available to matriculate into post-secondary education, we believe that several other factors influence demand for post-secondary education. The wage gap between college degree and non-college degree workers provides an important economic incentive to pursue post-secondary education. According to the U.S. Census Bureau, in 2005, the median income for workers 25 years of age and older with a Bachelor’s degree was approximately 63% higher than for high school graduates of the same age with no college experience. A greater number of jobs also require post-secondary education. The U.S. Department of Labor — Bureau of Labor Statistics projects that the growth rate for total job openings from 2006 to 2016 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education. Finally, unemployment rates have been lower for individuals with post-secondary education.

A majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. Because of the dependence on government-sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business. Our students have also increasingly relied upon funds received from alternative lenders to pay a portion of their tuition and related expenses. During fiscal 2008, these loans constituted approximately 22.2% of our net revenues, compared to approximately 22.6% of our net revenues in fiscal 2007 and approximately 19.0% in the 11-month period ended May 31, 2006.

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

Educational services expense, the largest component of our operating expense, consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs and bad debt expense. We anticipate that these expenses as a percentage of net revenues will decrease over time due to continued leverage on our fixed cost base through the introduction of new programs at our existing schools and continued growth in the number of students taking classes online.

The second largest expense line item, general and administrative expense, consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control. With regard to the marketing component of our expenses, we have seen a change in the way we market to and attract inquiries from prospective students as the Internet has become an increasingly important way of reaching students. Internet inquiries, which generally cost less than leads from traditional media sources such as television and print, convert to applications at a lower rate than inquiries from traditional media sources.

Depreciation and amortization consists of depreciation and amortization of property, equipment and intangible assets (together, “long-lived assets”).

Results of Operations

The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.

	Predecessor	Successor
	Period from	Period from
	July 1, 2005	June 1, 2006
	through	through	Year Ended
	May 31,	June 30,	June 30,
	2006	2006	2007	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	53.9%	79.3%	53.5%	53.5%
General and administrative	24.9%	34.9%	23.1%	24.9%
Depreciation and amortization	5.8%	9.9%	6.7%	6.0%

Total costs and expenses	84.6%	124.1%	83.3%	84.4%

Income (loss) before interest and income taxes	15.4%	(24.1)%	16.7%	15.6%
Interest (income) expense, net	(0.5)%	18.9%	12.4%	9.4%

Income (loss) before income taxes	15.9%	(43.0)%	4.3%	6.2%
Provision for (benefit from) income taxes	6.7%	(16.7)%	2.0%	2.4%

Net income (loss)	9.2%	(26.3)%	2.3%	3.8%

Year Ended June 30, 2008 (Fiscal 2008) Compared with Year Ended June 30, 2007 (Fiscal 2007)

Net revenues

Net revenues for fiscal 2008 increased 23.5% to $1,684.2 million, compared to $1,363.7 million for the same period a year ago, primarily resulting from a 19.1% increase in average student enrollment, and an approximate 5% increase in tuition rates, slightly offset by a lower average credit load taken by students. Average student enrollment for fiscal 2008 increased to approximately 91,900 students, less than 1.0% of which was from the acquisitions of educational institutions, compared to approximately 77,200 students in fiscal 2007. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. We derived approximately 91% of our net revenues from tuition and fees paid by, or on behalf of, our students in both the 2008 and 2007 periods.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased to $76.7 million in fiscal 2008 compared to $59.8 million in fiscal 2007, and revenues from bookstore sales (which include supplies and other items) in fiscal 2008 grew to $55.9 million compared to $46.1 million in fiscal 2007.

Educational services expenses

Educational services expenses increased by $171.2 million, or 23.5%, to $901.1 million in fiscal 2008 from $729.9 million in fiscal 2007, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased by two basis points. We experienced a reduction in personnel and facility expenses, excluding rent, of 64 basis points as a percentage of net revenues in the current fiscal year despite continued investment in new campuses and online programs. These decreases were partially offset by an increase in bad debt expense of 46 basis points, due to an increase in the proportion of our receivables from out of school students, which are reserved for at a higher rate than in-school students. As a percentage of net revenues, bad debt expense represented 2.5% in fiscal 2008 as compared to 2.0% in fiscal 2007. Rent expense associated with campuses, which increased as a percentage of net revenues by nine basis points, was $131.3 million in the current fiscal year and $105.0 million in the prior fiscal year. The remaining net increase as a percentage of net revenues of seven basis points in the current fiscal year was driven by other costs, none of which were individually significant.

General and administrative expenses

General and administrative expense was $419.3 million for fiscal 2008, an increase of 33.2% from $314.9 million in fiscal 2007. As a percentage of net revenues, general and administrative expenses increased 180 basis points compared with the prior fiscal year. Personnel costs increased 91 basis points as a percentage of net revenues, primarily as a result of continued investments in marketing and admissions. In addition, higher investment in advertising in our fully online programs and at our new campuses drove an increase of 104 basis points as a percentage of net revenues compared to the prior fiscal year. These increases as a percentage of net revenues were partially offset by a decrease in consulting and other professional services expenses of 18 basis points compared with the prior fiscal year. The remaining net increase of three basis points as a percentage of net revenues in fiscal 2008 was driven by other costs, none of which were individually significant.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $100.3 million for fiscal 2008, an increase of 10.7% from $90.5 million in fiscal 2007. Due to the fixed nature of these expenses, we experienced a reduction in depreciation and amortization of 68 basis points as a percentage of net revenues, despite taking a $5.5 million impairment charge at one of our schools during fiscal 2008.

Income before interest and taxes

Income before interest and taxes increased by $35.1 million, or 15.4%, to $263.5 million for fiscal year 2008 compared with $228.4 for fiscal 2007. The corresponding margin decreased to 15.6% in fiscal 2008 from 16.7% in the prior fiscal year due to the factors described above.

Net interest expense

Net interest expense was $157.7 million in fiscal 2008, a decrease of $11.4 million from the prior fiscal year. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan during the current fiscal year, coupled with the effect of required principal repayments on long-term debt of $38.5 million since June 30, 2007, which reduced average outstanding borrowings.

Provision for income taxes

Income tax expense for fiscal 2008 was $41.1 million as compared to $27.1 million in fiscal 2007. Our effective tax rate was 38.9% in fiscal 2008 as compared to 45.7% in fiscal 2007. The decrease in the effective rate for fiscal 2008 as compared to the prior fiscal year was primarily due to the impact of valuation allowances established against certain state deferred tax assets as a result of an internal restructuring in fiscal year 2007, a decrease in the state current provision as a result of the restructuring in fiscal year 2007 and a decrease in state deferred taxes.

Net income

Net income increased by $32.5 million to $64.7 million in fiscal 2008 due to the factors described above.

Successor Year Ended June 30, 2007 (Fiscal 2007) Compared with the Predecessor 11-Month Period from July 1, 2005 through May 31, 2006 (2006 Period)

Net revenues

Net revenues for fiscal 2007 increased to $1,363.7 million from $1,095.8 million in the 11-month period ended May 31, 2006, which was primarily due to a 12.7% growth in average total student enrollment and an approximate 5% increase in tuition rates, along with an additional month of revenue in fiscal 2007. Average student enrollment for fiscal 2007 increased to approximately 77,200 students, of which less than 1.0% were from schools acquired during the period, compared to approximately 68,500 students in the 11-month prior year period. We derived approximately 91% of our net revenues from tuition and fees paid by, or on behalf of, our students in both fiscal 2007 and the 2006 period.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased to $59.8 million in fiscal 2007 compared to $47.3 million in the 11-month period ended May 31, 2006, and revenues from bookstore sales (which include supplies and other items) in fiscal 2007 grew to $46.1 million compared to $38.6 million in the 11-month period ended May 31, 2006.

Educational services

Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales and bad debt. As a percentage of net revenues, educational services expense decreased 40 basis points in fiscal 2007 compared to the 2006 period. During the 2006 period, we incurred non-cash equity based compensation expense, which is a component of personnel costs, associated with SFAS No. 123R of $13.1 million, compared to no expense in fiscal 2007. After adjusting for the effect of non-cash equity based compensation expense incurred during the 2006 period, educational services expenses increased 80 basis points as a percentage of net revenues in fiscal 2007. This increase was primarily due to higher personnel costs, which accounted for a 54 basis point increase, through continued investment at new campuses and our online operations. Rent expense associated with schools during fiscal 2007 increased 23 basis points from the 2006 period as a percentage of net revenues due primarily to new campus growth. Bad debt expense increased seven basis points as a percentage of net revenues in fiscal 2007 compared with the 2006 11-month period. These increases were partially offset by reductions due to operating leverage on other facility operating costs such as utilities, outside services and repairs and maintenance of four basis points as a percentage of net revenues period to period.

General and administrative

General and administrative expense decreased 186 basis points as a percentage of net revenues in fiscal 2007 compared to the 2006 period. During the 2006 period, we incurred non-cash equity based compensation expense, which is a component of personnel costs, associated with SFAS No. 123R of $19.1 million, compared to no expense in fiscal 2007. We also incurred legal and professional fees and severance payments related to the Transaction of $38.2 million in the 2006 period. After adjusting for the effects of non-cash equity based compensation expense associated with SFAS No. 123R and transaction-related costs in the 2006 period, general and administrative expense increased 335 basis points as a percentage of net revenues in fiscal 2007 compared to the prior year period. Continued investment in marketing and admissions personnel resulted in an increase of 140 basis points in personnel expenses as a percentage of net revenues compared to the 2006 period. Additionally, continued investment in advertising at our new campuses and related to our online operations drove a 128 basis point increase period to period as a percentage of net revenues. Consulting and advisory expenses resulted in an increase of 62 basis points as a percentage of net revenues compared to the prior 11-month period primarily due to the impact of $5.0 million in advisory fees paid to the Sponsors in fiscal 2007. The remaining increase of five basis points as a percentage of net revenues was primarily driven by other general and administrative costs, none of which were individually significant.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $90.5 million for fiscal 2007 and $62.9 million in the 11-month 2006 period. This increase resulted from the effects of increases in the book basis of these long-lived assets due to business combinations accounting required in connection with the Transaction.

Income before interest and income taxes

Income before interest and taxes increased by $59.7 million to $228.4 million in fiscal 2007 from $168.7 million in the 2006 period. The corresponding margin increased to 16.7% for fiscal 2007, as compared to 15.4% for the 2006 period, due to the factors described above.

Interest expense, net

We incurred net interest expense for fiscal 2007 of $169.1 million, compared to net interest income of $5.3 million in the 2006 period. The increase in net interest expense is due to interest associated with the debt incurred in connection with the Transaction as well as amortization of related financing costs deferred as part of the Transaction.

Provision for income taxes

Income tax expense in fiscal 2007 was $27.1 million as compared to $73.6 million for the 11-month 2006 period. Our effective tax rate was 45.7% in fiscal 2007 as compared to 42.3% in the 2006 period. The increase in the effective rate for fiscal 2007 as compared to the 2006 period was primarily due to the impact of valuation allowances established against state deferred tax assets and deferred tax expense resulting from the release of a portion of the valuation allowance previously established against deferred tax assets associated with Canadian net operating loss carryforwards that were utilized during the year.

Net income

Net income decreased by $68.2 million to $32.2 million in fiscal 2007 from $100.4 million in the 2006 period due to the factors described above.

Successor Period from June 1, 2006 through June 30, 2006

Net revenues for the one-month period ended June 30, 2006 were $74.4 million, of which 90.1% represented tuition and fees paid by, or on behalf of, our students. Tuition revenue is driven by average tuition charge per credit hour, average credits per student and average student population. The remaining revenue of $7.4 million consisted of bookstore and housing revenue, which is largely a function of the average student population. Our education services expense during June 2006 was $59.0 million and primarily consisted of $33.9 million of salaries and benefits of employees at our schools and $8.4 million of rent. General and administrative expenses were $26.0 million and primarily consisted of $10.1 million of salaries and benefits of employees in our corporate offices and $11.6 million of advertising expenses. Depreciation and amortization on property, equipment and intangible assets was $7.4 million. Net interest expense was $14.1 million and consists of one month of interest expense corresponding to the debt acquired to finance the Transaction. The net loss of $19.7 million was driven by the factors described above.

Liquidity and Capital Resources

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations. Acquisitions have historically been financed through cash generated from operations as well as borrowing on our revolving credit facility. We believe that cash flow from operations, supplemented from time to time with borrowings under our $322.5 million revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Net working capital is calculated based on total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility are directly offset in cash and cash equivalents and do not contribute to the change in net working capital. At June 30, 2008, our working capital deficit was approximately $41.1 million, compared to a working capital deficit of $42.7 million at June 30, 2007.

Operating cash flows

Cash provided by operating activities for the fiscal year ended June 30, 2008 was $151.3 million, a decrease of $28.1 million compared to the fiscal year ended June 30, 2007. Decreased operating cash flows in the current year period was primarily related to the timing of interest payments on our senior secured credit facility and income taxes paid during fiscal 2008.

Days sales outstanding (DSO) in receivables was 21.1 days at June 30, 2008 compared to 19.5 days at June 30, 2007. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year. We calculate DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of days in a quarter. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans, which are non-recourse to us, help bridge the funding gap created by tuition rates that rise faster than federally-guaranteed student loans.

We adopted the provisions of FIN 48 on July 1, 2007. Upon adoption, we accrued an additional liability for uncertain tax benefits of $18.5 million. Our total liability for uncertain tax benefits at June 30, 2008 was $23.2 million, excluding the indirect benefits associated with state taxes and interest. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

Investing cash flows

Capital expenditures were $150.9 million, or 9.0% of net revenues, for the year ended June 30, 2008, compared to $96.1 million, or 7.0% of net revenues, for the same period a year ago. The increase of capital expenditures as a percentage of net revenues was primarily due to the fact we invested both in new facilities and in the expansion of existing facilities during the year. We typically conduct a significant portion of our capital purchases in the months leading up to the start of an academic quarter. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

Financing cash flows

Borrowings under our $322.5 million revolving credit facility are available to finance acquisitions, fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year and satisfy certain year-end regulatory financial ratios. We borrowed $120.0 million and $90.0 million on the revolving credit facility at June 30, 2008 and June 30, 2007, respectively, in order to satisfy year-end regulatory financial ratios. All borrowings were repaid on the first business day of the next fiscal year from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2008 or fiscal 2007.

At June 30, 2008, we had outstanding letters of credit issued to the U.S. Department of Education for approximately $92.4 million, including a $91.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduced our availability to borrow funds under the revolving credit facility. Including those issued to the U.S. Department of Education, an aggregate of $94.3 million of letters of credit were outstanding at June 30, 2008.

As a result of the Transaction, we are highly leveraged, and our debt service requirements are significant. At June 30, 2008, we had $2,021.4 million in aggregate indebtedness outstanding, including short-term debt under the revolving credit facility, with additional borrowing capacity of $108.2 million under our revolving credit facility after giving effect to outstanding letters of credit. We expect our cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

Federal Family Education Loan Program and Private Student Loans

Effective October 1, 2007, the federal government reduced the subsidies received by private lenders and guaranty agencies for participation in the FFEL program. A number of private lenders have announced that they will not continue to participate in the FFEL program due to the decrease in subsidies and the tightening of the credit markets within the U.S. economy. We recently expanded our FFEL programs to include additional private lenders on our recommended lender lists and do not anticipate that students attending our schools will encounter problems in obtaining federally guaranteed student loans from private lenders. Private lenders available to originate federally guaranteed student loans vary by education system. We continue to monitor the availability of private lenders and, as a precaution against possible limitations on the availability of private lenders, we have ensured that all of our schools are approved to enable our students to obtain direct loans under the Direct Loan program. We anticipate that our schools would be able to access this program in the event that students encountered problems obtaining federally guaranteed student loans from private lenders. However, we have not processed any significant volume of student loans through the Direct Loan program and could experience delays in the receipt of federal student aid in the event that we need to process a significant volume of transactions on an expedited basis.

The tightened credit markets and recent federal and state regulatory focus on student lending have resulted in private lenders imposing stricter underwriting standards on students who require private loans to fund tuition and fees associated with obtaining an education. Given that approximately 25% of the students attending our schools received non-federally funded guaranteed private loans in calendar 2007, which indirectly represented approximately 23% of our net revenues, we have responded with several initiatives in order to address the private loan needs of our students:

•	In April 2008, we entered into a new agreement with Sallie Mae to provide up to $90.0 million of loans to current students who previously received loans from Sallie Mae and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria. We pay credit enhancement fees to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement.

•	We have added additional providers of private student loans to our recommended lender lists. The new lenders vary based on education system.

•	We have provided additional training to financial aid officers at all our schools. The training focuses on highlighting to prospective students the benefits of obtaining co-borrowers and the use of PLUS loans, cash payments and other sources of available aid.

•	In August 2008, we introduced a new student loan program with a private lender that enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. We currently estimate that our investments in loans under this program will not exceed $50.0 million in fiscal 2009, subject to limitations on such investments set forth in the documents governing our debt arrangements.

The new loan program will adversely impact our liquidity and expose us to new and greater credit risk because we will own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on cash and cash equivalents in fiscal 2009. In addition, we have the risk of collection with respect to these loans, which will cause us to increase our allowance for doubtful accounts in fiscal 2009 compared to prior year periods and result in an increase in our bad debt expense as a percentage of net revenues in fiscal 2009 compared to prior year periods,which has generally ranged between 2% and 3%. Further, the credit enhancement fee that we will pay to Sallie Mae in connection with loans that it provides to continuing students who do not satisfy Sallie Mae’s current standard underwriting criteria will be higher than the fees we previously paid to Sallie Mae under the Discount Loan Program.

Increases in this financing and similar loan programs will also increase our receivables and our days sales outstanding in fiscal 2009 compared to prior year periods.

Contractual obligations

The following table describes our commitments at June 30, 2008 under various contracts and agreements (in thousands):

	Total Amounts	Payments due by Fiscal Year
	Committed	2009	2010	2011	2012	2013	Thereafter

Revolving credit loans(1)	$120,000	$120,000	$—	$—	$—	$—	$—
Term loan(2)	1,138,677	11,850	11,850	11,850	8,887	1,094,240	—
Senior notes(3)	375,000	—	—	—	—	—	375,000
Senior subordinated notes(4)	385,000	—	—	—	—	—	385,000
Mortgage debt of consolidated entities(5)	1,404	210	226	244	263	284	177
Capital leases	1,364	804	534	26	—	—	—

Total short-term and long-term debt	2,021,445	132,864	12,610	12,120	9,150	1,094,524	760,177
Interest payments(6)	842,015	147,715	146,845	146,370	117,849	132,032	151,204
Operating leases(7)	720,880	118,018	97,435	85,508	80,380	78,372	261,167
Unconditional purchase obligations(8)	22,612	12,647	6,002	3,103	435	425	—

Total commitments	$3,606,952	$411,244	$262,892	$247,101	$207,814	$1,305,353	$1,172,548

(1)	Borrowings under our revolving credit facility, if any, mature on June 1, 2012. As the $120.0 million of borrowings outstanding under our revolving credit facility was repaid on July 1, 2008, we have included it in the table above as a 2009 repayment.

(2)	Our term loan under the senior secured credit facility matures on June 1, 2013.

(3)	Our senior notes are due June 1, 2014.

(4)	Our senior subordinated notes are due June 1, 2016.

(5)	Our mortgage debt of consolidated entities matures on January 2, 2014.

(6)	Interest payments are based on either the fixed rate or the variable rate as of June 30, 2008 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.

(7)	Our operating lease obligations extend through 2020.

(8)	We have various contractual obligations that extend through 2013 for future services.

Contingencies

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

The Art Institute of Portland and our schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. We have responded to the requests for information and have fully cooperated with the Attorneys General in their investigations, and we will continue to do so should the investigations continue.

In addition to the matters described above, we are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, is not anticipated to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

At June 30, 2008, we have provided $12.2 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.

Indebtedness

Overview

As of June 30, 2008, we have $2,021.4 million in aggregate indebtedness outstanding, with $132.9 million included in short-term liabilities. We also have an additional $108.2 million of borrowing capacity available under our revolving credit facility, after giving effect to outstanding letters of credit. Our liquidity requirements are significant and include debt service and capital expenditures, as further described in the sections below.

We benefit from investments with attractive returns on capital and favorable working capital balances due to advance payment of tuition and fees. We generated cash flows from operations of $151.3 million and $179.4 million in fiscal 2008 and 2007, respectively. Our obligation to make principal and interest payments on the indebtedness incurred in June 2006 in connection with the Transaction has not negatively impacted our ability to make investments in numerous areas of our business, including marketing and admissions, new and expanded campuses, online education and infrastructure necessary to support future enrollment growth and enhance the student experience. However, our $1,185.0 million term facility matures on June 1, 2013. Additionally, our $375.0 million senior notes mature on June 1, 2014 and our $385.0 million senior subordinated notes mature on June 1, 2016. Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Annual Report on Form 10-K, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness.

Senior secured credit facilities

Overview.  Our senior secured credit facilities consist of a $1,185.0 million term loan facility and a $322.5 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

Interest rate and fees.  Borrowings under the senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of (x) the prime rate as published in The Wall Street Journal or (y) the federal funds rate plus 0.5%. The initial applicable margin for borrowings under the revolving credit facility was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings and, under the term loan facility, 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the senior secured credit facilities has been reduced subject to our attainment of certain leverage ratios, as discussed below.

In February 2007, we amended and restated our $1,185.0 million senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin spread of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amendment and restatement of the senior secured term loan facility was accounted for under Emerging Issues Task Force 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in which the old and new debt agreements were not considered “substantially different”.

The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of our leverage ratio falling below 5.5 to 1.0 as of March 31, 2007. The interest rate, including applicable margin, on the senior secured term loan facility was 4.5% at June 30, 2008. The aggregate amount outstanding under our senior secured credit facilities at June 30, 2008 was $1,138.7 million.

In February 2008, we increased our revolving credit facility by $22.5 million to $322.5 million through increased bank participation. There were no amendments to the existing credit agreement, and no loan fees paid in connection with the increase. We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. On June 6, 2006, we entered into two five-year interest rate swap agreements, for a total notional amount of $750.0 million, in order to hedge a portion of our exposure to variable interest payments associated with the senior secured credit facilities. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate was 0.50% per annum, which was reduced to 0.375% on May 20, 2008 due to our attaining certain leverage ratios. We must also pay customary letter of credit fees.

Payments.  We are required to pay installments on the loans under the term loan facility in quarterly principal amounts of $3.0 million, which is equal to 0.25% of their initial total funded principal amount calculated as of the closing date through April 1, 2013, with the remaining amount payable on June 1, 2013. We estimate the June 1, 2013 payment will be $1,082.4 million, assuming we do not make any prepayments or complete any refinancing before then.

We may be required to make additional principal payments beginning in the first fiscal quarter of 2008 based on excess cash flow generated for the preceding fiscal year, as defined in the senior secured term loan agreement. We made such a prepayment of $22.6 million with respect to cash generated during the year ended June 30, 2007 in October 2007, which was included in current liabilities on our June 30, 2007 balance sheet. We were not required to make a payment in fiscal 2009 related to fiscal 2008; however, we cannot estimate the additional principal amounts, if any, we may be required to pay after fiscal 2009.

Principal borrowings outstanding under the revolving credit facility are due and payable in full on June 1, 2012.

Certain covenants and events of default.  The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness;

•	make capital expenditures;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans or advances;

•	repay subordinated indebtedness (including the senior subordinated notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	enter into certain restrictive agreements;

•	amend agreements governing our subordinated indebtedness (including the senior subordinated notes) and our constitutive documents;

•	change the nature of our business; and

•	change the status of Education Management Holdings LLC as a passive holding company.

In addition, the credit agreement governing our senior secured credit facilities requires us to maintain the following financial covenants:

•	a maximum total leverage ratio; and

•	a minimum interest coverage ratio.

The credit agreement governing our senior secured credit facilities also contains certain customary affirmative covenants and events of default. The agreement also has a cross-default provision to debt with a principal amount of greater than $50 million, which would cause the term loan to be prepaid or redeemed.

Senior notes and senior subordinated notes

On June 1, 2006, we issued $375.0 million aggregate principal amount of 8 3/4% senior notes due June 1, 2014 and $385.0 million aggregate principal amount of 10 1/4% senior subordinated notes due June 1, 2016. The indentures governing the senior notes and senior subordinated notes limit our (and most or all of our subsidiaries’) ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to meeting certain qualifications, the indentures governing the senior notes and senior subordinated notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. The indenture governing the senior notes includes a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the senior notes to be prepaid or redeemed.

Covenant compliance

Under the senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

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

The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures governing the senior notes and senior subordinated notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indentures governing the senior notes and senior subordinated notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior credit facilities and the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Year
Ended June 30,
2008

Net income	$64.7
Interest expense, net	157.7
Provision for income taxes	41.1
Depreciation and amortization(1)	100.3

EBITDA	363.8

Reversal of impact of unfavorable lease liabilities(2)	(1.5)
Advisory and transaction costs(3)	5.0
Severance and relocation	3.7
Capital taxes	1.2
Other	1.7

Adjusted EBITDA — Covenant Compliance	$373.9

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments of $5.5 million.

(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.

(3)	Represents $5.0 million of advisory fees per annum incurred under a management advisory agreement with the Sponsors along with legal and professional services costs as a result of the Transaction.

Our covenant requirements and actual ratios for the year ended June 30, 2008 are as follows:

	Covenant	Actual
	Requirements	Ratios

Senior secured credit facilities
Minimum Adjusted EBITDA to Consolidated Interest Expense ratio	1.55x	2.40x
Maximum Consolidated Total Debt to Adjusted EBITDA ratio	7.25x	4.78x

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

Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. Such composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on our eligibility to participate in Title IV programs. We have posted a $91.9 million letter of credit with the U.S. Department of Education and are subject to heightened cash monitoring restrictions due to a failure to satisfy the composite score requirements on a consolidated basis after the Transaction.

Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. Effective July 1, 2008, an institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for two consecutive fiscal years becomes immediately ineligible to participate in Title IV programs and may not reapply for eligibility until the end of the following two fiscal years. Under the regulations effective prior to July 1, 2008, an institution that derived more than 90% of its total revenue on a cash accounting basis from the Title IV programs for a given fiscal year became immediately ineligible to participate in Title IV programs and could not reapply for eligibility until the end of the following fiscal year. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For those of our institutions that disbursed federal financial aid during fiscal 2008, the percentage of revenues derived from Title IV programs computed for purposes of the 90/10 Rule ranged from approximately 50% to 84%, with a weighted average of approximately 65%. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program increased by $2,000 which, coupled with recent increases in grants from the Pell program and other Title IV loan limits, will result in some of our schools experiencing an increase in the revenues they receive from Title IV programs. The recently passed HEA reauthorization contains relief from recent increases in the availability and amount of federal aid by, among other things, for all FFEL loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV programs.

Use of Estimates and Critical Accounting Policies

General

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements that affect the reported amounts of assets, liabilities, net revenues and expenses during the reporting period. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We believe that the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. As some of our academic terms have starting and ending dates that differ from our fiscal quarters, at the end of each fiscal quarter, we may have tuition from these academic terms on which the associated revenue has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Accordingly, this unearned revenue has been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.

If a student withdraws from one of our schools, the standards of the U.S. Department of Education, most state education authorities that regulate our schools, the accrediting commissions that accredit our schools, and our own internal policies (collectively, “Refund Policies”) limit a student’s obligation for tuition and fees to the school depending on when a student withdraws during an academic term. The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. We record revenue net of any refunds that result from any applicable Refund Policy, and at no point do we recognize gross revenue on amounts that will ultimately be refunded in future periods.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. Our accounts receivable balances at each balance sheet date consist of amounts related to revenue from current or former students for classes that have been completed, prior periods of occupancy in our housing facilities for which payment has not been received or obligations of current students for tuition, housing or other items related to academic terms in progress for which payment has not been received.

We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection in consideration of our historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging with no payments and account balances past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are reserved at a high rate and are evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historical collections, an adjustment to our allowance would be required. Historically, however, the allowance for doubtful accounts has been within our estimate of uncollectible accounts. A one percentage point change in our allowance for doubtful accounts as a percentage of gross receivables at June 30, 2008 and 2007 would have resulted in a change in net income of $0.8 million and $0.6 million, respectively, for the years ended June 30, 2008 and 2007.

Impairment of Property, Equipment and Finite-Lived Intangible Assets

We record impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, as described in SFAS No. 144, “Accounting or Disposal of Long-Lived Assets”. Events and circumstances that trigger an impairment review include deteriorating economic conditions or poor operating performance at individual locations or groups of locations. The impairment loss is measured by comparing the fair value of the assets to their carrying amounts using a traditional discounted cash flow model, and it is recorded as an operating expense in the statement of operations in the period in which carrying value exceeds fair value. As described in Notes 5 and 6 to the consolidated financial statements, we recorded an impairment charge of $4.5 million related to property and equipment and $1.0 million related to finite-lived intangible assets during the year ended June 30, 2008. For other property, equipment, and finite-lived intangible assets that were tested for impairment, the sum of the future undiscounted cash flows was sufficiently in excess of the carrying amounts such that reducing the cash flows by 10% would not have resulted in impairment. We did not record any impairment charges during the year ended June 30, 2007.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We test our goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The goodwill test compares the carrying value of the goodwill of each of our reporting units to its implied fair value. We estimate the fair value of each of our reporting units using a traditional discounted cash flow approach. This evaluation requires use of internal business plans that are based on our judgments and estimates regarding future economic conditions, demand for our educational services and their pricing, costs and inflation rates, and discount rates, among other factors. These judgments and estimates involve inherent uncertainties, and the measurements of the fair values of the reporting units are dependent on the accuracy of the assumptions used in making the estimates and how these estimates compare to our future operating performance. Any impairment would be recorded as an operating expense in the statement of operations in the period in which carrying value exceeds fair value.

The impairment test for indefinite-lived intangible assets, which consist of the tradenames associated with The Art Institute schools, and licensing, accreditation, and Title IV program participation assets for all of our education systems, requires a new determination of the fair value using the same approach from the original valuation as of the acquisition date of an entity. An impairment would be recognized for an amount equal to the difference between the carrying value and the fair value recorded as an operating expense in the statement of operations in the period in which the carrying value exceeds the fair value.

We did not record any impairment charges related to goodwill or indefinite-lived intangibles during the years ended June 30, 2008 or 2007. For our annual impairment tests in fiscal 2008 and 2007, neither an increase in the discount rate of 1% or a decrease in the projected cash flows of 10% would have resulted in an impairment.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, on a quarterly basis to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deferred tax asset ultimately depends upon the existence of sufficient taxable income of the appropriate character within the carryback or carryfoward period available under the tax law of the applicable jurisdiction. In evaluating future realization of an existing deferred tax asset, we must apply judgment based upon our past experience as to the likelihood of generating sufficient taxable income of the appropriate character within the period allowed under applicable tax law. At June 30, 2008 and 2007, we had gross deferred tax assets of $74.3 and $41.3 million respectively, and valuation allowances against those gross deferred tax assets of $22.5 and $19.1 million, respectively. We reevaluate the realizability of these deferred tax assets quarterly and will adjust the valuation allowances based upon the available evidence. Any future change in our assessment of the realizability of these deferred tax assets could affect our effective income tax rate, net income and net deferred tax assets in the period in which our assessment changes.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on July 1, 2007. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The amount of the tax benefit so recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. We classify interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in our consolidated statement of operations. This classification is consistent with our past accounting policy for interest and penalties related to tax liabilities.

Share-Based Payment

In August 2006, EDMC’s Board of Directors approved the 2006 Stock Option Plan for executive management and key personnel. As of June 30, 2008 approximately 1.7 million options were outstanding under this plan. Under SFAS No. 123R, compensation expense related to our grants is not recognized until one of the conditions entitling participants to fair value for their shares becomes probable. We did not recognize any compensation expense under SFAS No. 123R during fiscal 2008 or 2007 even though certain of our time-based stock options vested during these fiscal years because (i) shares of EDMC’s common stock that are received upon an option holder’s exercise are subject to a call right held by EDMC, which allows EDMC to repurchase such common stock at a value equal to the lesser of an option exercise price or current fair value if an employee voluntarily terminates his or her employment or is terminated for cause, and (ii) in the event that EDMC does not exercise this repurchase right, the holder is prohibited from selling the shares of common stock received upon exercise of a stock option without EDMC’s prior consent. A 10% increase in the fair values of our time-based and performance-based options would have increased our unrecognized compensation cost by $3.4 million at June 30, 2008.

We use the Black-Scholes option pricing model to determine the fair value of time-based stock options at the grant date. In order to value performance-based options, we use a Monte Carlo simulation model. Both models require management to make certain assumptions to determine compensation expense. Such assumptions can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 12 to the accompanying audited consolidated financial statements for a further discussion on share-based compensation.

Our Board of Directors establishes the exercise price for each option grant based on the estimated fair value at the date of grant. Since we were not publicly traded during the period covered by the 2006 Stock Option Plan, we used assumptions and valuation methodologies to estimate the fair value of EDMC’s common stock during the period. In order to value our SFAS No. 123R compensation expense, options granted in August and December 2006 were based on contemporaneous private transactions involving EDMC’s common stock. Beginning in January 2007, option grants were valued based on a valuation as of the beginning or ending of the fiscal quarter in which the options were granted, depending on the proximity of the grant date to the beginning or ending of the quarter. We did not separately estimate the values of common stock during periods between our quarter-end dates, because we believe a quarterly fair value calculation for EDMC’s common stock is a reasonable method of estimating its fair value at any point during the quarter. Variations of both the market and income approaches were used in the analyses for all quarterly valuations. The valuations used the following methodologies described in the American Institute of Certified Public Accountants’ practice aid entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation: (i) a discounted cash flow analysis (“Income Method” or “DCF”); (ii) the Guideline Public Company method; and (iii) the Guideline Transactions method. The valuations derived under each approach were then weighted to derive an overall company value, which was used to value EDMC’s common stock after adjusting for outstanding indebtedness. Factors contributing to the results of the three methods used, and the relative weights of each methodology, were as follows:

(i)	Income method (DCF)

The income method considers our consistent revenue and EBITDA growth since the Transaction along with our significant leverage, the regulatory nature of our business and our ability to attract and retain key personnel. A weight of 50% was given to this method in determining the fair value of EDMC’s common stock.

(ii)	Guideline Public Company method

The Guideline Public Company method uses the relative price and associated earnings multiples of publicly traded peer companies. The same peer group was used for each valuation. Under this methodology, we compared our financial results to those of our competitors’ for each of the following quantitative measures: last twelve months’ profit margins; size as it relates to the cost of capital; historical revenue growth; historical EBITDA growth; and asset returns and leverage. Qualitative factors were also considered. A weight of 25% was given to this method in determining the fair value of EDMC’s common stock, except for the March 31, 2008 valuation, where this method received a 50% weighting.

(iii)	Guideline Transactions method

The Guideline Transactions method is based on actual market transactions of companies within our peer group including EDMC. A weight of 25% was given to this method in determining the fair value of EDMC’s common stock, except for the March 31, 2008 valuation, when the staleness of market data resulted in zero weight given to this method.

In addition to the methodologies, we considered the following additional factors which generally affect the fair market value of EDMC’s common stock for option grants after December 31, 2006:

•	the nature, history and growth opportunities of our business;

•	the outlook for the general economy and for our industry;

•	the book value of the securities and our financial condition;

•	the historical trend of earnings and the future earnings and dividend-paying potential;

•	market valuations of our publicly traded competitors, with particular attention given to the ratio of price to sales, equity and earnings; and

•	the risk involved in the investment, as related to earnings stability, capital structure, competition and market potential.

Long-Term Incentive Compensation Plan

EDMC’s Board of Directors adopted the LTIC Plan during fiscal 2007. Pursuant to the terms of the plan, a bonus pool will be created based on returns to Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”) after the occurrence of a “realization event” under the terms of the plan. Approximately 700,000 units were outstanding at June 30, 2008, out of a total of 1,000,000 units authorized. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at June 30, 2008, we did not recognize compensation expense during fiscal 2008 or 2007 related to these units. The plan is currently being accounted for as a liability-plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering. After the completion of an initial public offering, the units may be settled in shares of common stock or cash at our discretion.

New Accounting Standards

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal 2009. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements or disclosures.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS No. 141R are effective for us beginning July 1, 2009. We intend to apply the provisions of this standard for any business combination that transpires after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us beginning July 1, 2009. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements or disclosures.

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

At June 30, 2008, we had total long term debt obligations of $1,901.4 million, including $1,138.7 million in variable rate debt. Throughout fiscal 2008, $750.0 million of the variable rate debt was hedged pursuant to interest rate swap agreements. At June 30, 2008, our weighted average interest rate was 7.56% on total outstanding debt. A hypothetical change of 1.25% in interest rates from June 30, 2008 levels would have increased or decreased interest expense by approximately $4.9 million for the variable-rate debt in fiscal 2008.

Two five-year interest rate swap agreements fix the interest rate for $750.0 million of our variable rate debt through July 1, 2011. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. At June 30, 2008, we had variable rate debt of $388.7 million that was subject to market rate risk, as our interest payments fluctuated as the underlying interest rates changed as a result of market changes. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheet at fair value. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For fiscal 2008, we recorded an unrealized after-tax loss of $23.3 million in other comprehensive loss related to the change in market value on the swap agreements. The cumulative unrealized net loss of $24.4 million, net of tax, at June 30, 2008 related to the swaps may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the senior secured credit facility is extinguished or if the swap agreements are terminated prior to maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Education Management LLC

We have audited the accompanying consolidated balance sheets of Education Management LLC (the Company or Successor) as of June 30, 2008 and 2007 and the related consolidated statements of operations, members’ equity, and cash flows for the years ended June 30, 2008 and 2007 and the period from June 1, 2006 to June 30, 2006 and the consolidated statements of operations, members’ equity, and cash flows of Education Management Corporation and Subsidiaries (Predecessor) for the period from July 1, 2005 to May 31, 2006. Our audits also included the financial statement schedule listed in the index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management LLC at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and the period from June 1, 2006 to June 30, 2006, and the results of Education Management Corporation and Subsidiaries operations and their cash flows for the period from July 1, 2005 to May 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As described in Note 11, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 during the year ended June 30, 2008.

Pittsburgh, Pennsylvania
September 9, 2008

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	June 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$236,027	$250,723
Restricted cash	13,822	10,308

Total cash, cash equivalents and restricted cash	249,849	261,031

Receivables, net of allowances of $52,270 and $38,002	86,580	69,940
Notes, advances and other	11,339	8,687
Inventories	8,490	6,969
Deferred income taxes	25,352	15,320
Other current assets	37,328	26,421

Total current assets	418,938	388,368

Property and equipment, net	504,560	416,394
Other long-term assets	61,351	68,625
Intangible assets, net	483,853	499,567
Goodwill	2,585,581	2,576,055

Total assets	$4,054,283	$3,949,009

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,862	$38,121
Revolver	120,000	90,000
Accounts payable	57,430	50,419
Accrued liabilities	128,398	112,792
Accrued income taxes	11,522	9,430
Unearned tuition	69,154	51,952
Advance payments	60,679	78,337

Total current liabilities	460,045	431,051

Long-term debt, less current portion	1,888,583	1,901,858
Deferred income taxes	186,518	216,276
Deferred rent	96,449	80,166
Other long-term liabilities	71,473	8,585
Members’ equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000
Accumulated earnings	75,900	12,534
Accumulated other comprehensive loss	(24,685)	(1,461)

Total members’ equity	1,351,215	1,311,073

Total liabilities and members’ equity	$4,054,283	$3,949,009

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Successor			Predecessor
			Period from	Period from
	For the Fiscal	For the Fiscal	June 1, 2006	July 1, 2005
	Year Ended	Year Ended	through	through
	June 30, 2008	June 30, 2007	June 30, 2006	May 31, 2006
Net revenues	$1,684,158	$1,363,690	$74,397	$1,095,763
Costs and expenses:
Educational services	901,054	729,883	59,007	590,878
General and administrative	419,259	314,868	25,967	273,330
Depreciation and amortization	100,272	90,565	7,385	62,896

Total costs and expenses	1,420,585	1,135,316	92,359	927,104

Income (loss) before interest and income taxes	263,573	228,374	(17,962)	168,659
Interest expense (income), net	157,724	169,053	14,106	(5,350)

Income (loss) before income taxes	105,849	59,321	(32,068)	174,009
Provision for (benefit from) income taxes	41,144	27,128	(12,409)	73,603

Net income (loss)	$64,705	$32,193	$(19,659)	$100,406

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor			Predecessor
	For the	For the	Period from	Period from
	Fiscal Year	Fiscal Year	June 1, 2006	July 1, 2005
	Ended	Ended	through	through
	June 30, 2008	June 30, 2007	June 30, 2006	May 31, 2006
Cash flows from operating activities:
Net income (loss)	$64,705	$32,193	$(19,659)	$100,406
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization on property and equipment	80,848	71,258	5,676	58,936
Reimbursements for tenant improvements	4,400	6,568	—	1,353
Amortization of intangibles	19,424	19,307	1,709	3,960
Amortization of debt issuance costs	7,690	7,662	—	—
Non-cash adjustments to deferred rent	(2,620)	(898)	(407)	(2,127)
Excess tax benefits from share based payments	—	—	—	(5,462)
Stock-based compensation	—	—	—	32,219
Deferred income taxes	(20,609)	2,868	1,199	(8,423)
Changes in assets and liabilities:
Restricted cash	(3,514)	(272)	(5,293)	149
Receivables	(16,625)	(18,965)	14,675	(12,993)
Inventories	(1,502)	(784)	(363)	(182)
Other assets	(7,370)	1,622	(3,589)	(3,008)
Accounts payable	6,025	4,856	(1,533)	8,782
Accrued liabilities	21,059	72,338	(26,965)	77,286
Unearned tuition	17,202	14,060	(52,348)	59,440
Advance payments	(17,816)	(32,403)	64,539	(8,672)

Total adjustments	86,592	147,217	(2,700)	201,258

Net cash flows provided by (used in) operating activities	151,297	179,410	(22,359)	301,664

Cash flows from investing activities:
Acquisition of Predecessor, net of cash acquired	—	—	(3,526,171)	—
Acquisition of subsidiaries, net of cash acquired	(1,947)	(8,543)	—	(1,333)
Expenditures for long-lived assets	(150,908)	(96,057)	(7,664)	(57,932)
Reimbursements for tenant improvements	(4,400)	(6,568)	—	(1,353)
Investment in marketable securities	—	(344,885)	—	(832,221)
Redemption of marketable securities	—	344,885	—	832,221
Other items, net	—	387	(233)	4,203

Net cash flows used in investing activities	(157,255)	(110,781)	(3,534,068)	(56,415)

Cash flows from financing activities:
Borrowings under revolving credit facility	120,000	90,000	210,000	—
Payments on revolving credit facility	(90,000)	(160,000)	(50,000)	(62,000)
Payments of debt	(38,534)	(9,986)	(91)	(3,603)
Excess tax benefits from share based payments	—	—	—	5,462
Debt issuance costs	—	(833)	(59,574)	—
Borrowings for the acquisition of Predecessor	—	—	1,945,000	—
Capital contribution from Education Management Holdings LLC	—	—	1,300,000	—
Net proceeds received from stock option and award plans	—	—	100,186	16,450
Other	—	—	—	530

Net cash flows provided by (used in) financing activities	(8,534)	(80,819)	3,445,521	(43,161)
Effect of exchange rate changes on cash and cash equivalents	(204)	(383)	124	16
Net change in cash and cash equivalents	(14,696)	(12,573)	(110,782)	202,104
Cash and cash equivalents, beginning of period	250,723	263,296	374,078	171,974

Cash and cash equivalents, end of period	$236,027	$250,723	$263,296	$374,078

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)

	Successor	Successor	Successor	Predecessor
	For the	For the	Period from	Period from
	Fiscal Year	Fiscal Year	June 1, 2006	July 1, 2005
	Ended	Ended	through	through
	June 30, 2008	June 30, 2007	June 30, 2006	May 31, 2006
Cash paid (received) during the period for:
Interest (including swap settlement)	$173,297	$152,963	$175	$674
Income taxes, net of refunds	48,179	(19,371)	1,001	41,037
Noncash investing and financing activities:
Expenditures in accounts payble and accrued liabilities at end of period for property and equipment	$31,230	$21,279	$10,772	$8,165
Tax benefit for options exercised	—	—	—	5,462
Proceeds from stock option and award plans:
Issuance of shares and stock options exercised	$—	$—	$100,186	$21,912

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Dollars in thousands)

				Retained	Accumulated
	Common	Additional		Earnings	Other
	Stock at	Paid-in	Treasury	(Accumulated	Comprehensive
	par Value	Capital	Stock	Deficit)	Income (Loss)(a)	Total

Predecessor
Balance, June 30, 2005	751	328,972	(1,791)	331,956	6,122	666,010
Comprehensive income:
Net income	—	—	—	100,406	—	100,406
Foreign currency translation	—	—	—	—	2,348	2,348

Comprehensive income						102,754

Shares exchanged under stock based plan	—	—	(351)	—	—	(351)
Issuance of restricted stock	—	942	—	—	—	942
Restricted stock expense	—	17,176	—	—	—	17,176
Stock option expense	—	14,080	—	—	—	14,080
Exercise of stock options	8	15,338	—	—	—	15,346
Tax effect on stock compensation	—	5,463	—	—	—	5,463
Stock issued under employee stock purchase plan	1	1,985	—	—	—	1,986

Balance, May 31, 2006	$760	$383,956	$(2,142)	$432,362	$8,470	$823,406

Successor
Capital contribution from Education Management Holdings LLC	$—	$1,300,000	$—	$—	$—	$1,300,000
Comprehensive loss:
Net loss	—	—	—	(19,659)	—	(19,659)
Foreign currency translation	—	—	—	—	(66)	(66)
Unrealized gain on interest rate swaps, net of tax of $1,940	—	—	—	—	2,484	2,484

Comprehensive loss						(17,241)

Balance, June 30, 2006	—	1,300,000	—	(19,659)	2,418	1,282,759

Comprehensive income:
Net income	—	—	—	32,193	—	32,193
Foreign currency translation	—	—	—	—	(334)	(334)
Unrealized loss on interest rate swaps, net of tax of $2,772	—	—	—	—	(3,545)	(3,545)

Comprehensive income						28,314

Balance, June 30, 2007	$—	$1,300,000	$—	$12,534	$(1,461)	$1,311,073

Comprehensive income:
Net income	—	—	—	64,705	—	64,705
Foreign currency translation	—	—	—	—	68	68
Unrealized loss on interest rate swaps, net of tax of $13,609	—	—	—	—	(23,292)	(23,292)

Comprehensive income						41,481
Cumulative effect of adoption of FASB Interpretation No. 48 (Note 11)	—	—	—	(1,339)	—	(1,339)

Balance, June 30, 2008	$—	$1,300,000	$—	$75,900	$(24,685)	$1,351,215

(a)	The balance in accumulated other comprehensive income at June 30, 2008 and 2007 is comprised of $0.3 million and $0.4 million of cumulative foreign currency translation losses and $24.4 million and $1.1 million of unrealized net losses on interest rate swaps, net of tax.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, GOVERNANCE AND CHANGE IN OWNERSHIP

Description of Business

Education Management LLC and its subsidiaries (the “Company” or the “Successor”) is among the largest providers of postsecondary education in North America, with approximately 96,000 active students as of the fall of 2007. The Company offers education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through fully online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Change in Ownership

The Company is a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (“EDMC” or the “Predecessor”). On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). Although EDMC continued as the same legal entity after the Transaction, EDMC contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

Pursuant to the terms of the merger agreement, all outstanding shares of EDMC’s common stock were cancelled in exchange for $43.00 per share in cash. The Sponsors, together with certain other investors, became the owners of EDMC. The Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. See Note 3. The accompanying consolidated balance sheets and consolidated statements of operations, cash flows and members’ equity are presented for the Predecessor and Successor periods, which relate to the periods preceding the Transaction (July 1, 2005 through May 31, 2006) and the period after completion of the Transaction (June 1, 2006 through June 30, 2008), respectively. Accordingly, the Predecessor periods included in the consolidated financial statements relate to EDMC.

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by the Company and the issuance by the Company and Education Management Finance Corp. (a wholly-owned subsidiary of the Company) of senior notes due 2014 and senior subordinated notes due 2016.

Government Regulations

Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act (“HEA”) and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students that attend the Company’s schools participate in federal and state financial aid and assistance programs.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Many of the schools hold funds from the United States government under various student aid grant and loan programs in separate bank accounts, and serve as trustee for the U.S. Department of Education or respective lender, guaranty agency or student borrower, as applicable. The funds held in these bank accounts are not shown as cash or restricted cash on the consolidated balance sheet until the authorization and disbursement process has occurred. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and become available for use in current operations. This transfer generally occurs for the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length.

U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. Restricted cash balances include $13.3 million and $8.3 million of these amounts at June 30, 2008 and 2007, respectively.

Restricted cash balances at June 30, 2007 also include amounts held in escrow related to the acquisition of South University and for other encumbrances. The Company held $1.5 million at June 30, 2007 in escrow for future contingent payments related to the South University acquisition, which was transferred to the previous owner in fiscal 2008 due to the satisfaction of certain conditions primarily relating to the development of certain health profession programs. Restricted cash also includes an endowment of $0.5 million required by state law for two of the Company’s schools at June 30, 2008 and 2007, respectively.

Allowances for Doubtful Accounts

The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection in consideration of the Company’s historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are reserved for at a high rate and are evaluated on a case-by-case basis before being written off.

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

Leases

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended (“SFAS No. 13”). The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.

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

Certain of the Company’s lease agreements include rent escalation clauses, which if fixed and determinable, are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13. Lease terms generally range from one to ten years with one or more renewal options. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new term.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Identifiable Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in business combinations. Other intangibles include student relationships, accreditation, tradenames, programs and favorable leases the Company recorded at fair value at the Transaction date. The Company uses the income approach to establish accreditation, tradename and student relationship asset fair values. Accreditations and tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses the discounted cash flow method to establish acquired student relationship asset values. The resulting asset value reflects the present value of the projected earnings generated by the student relationship. The cost of intangible assets with determinable useful lives is amortized over estimated useful lives ranging from 3 to 9 years. Goodwill and indefinite-lived intangibles are evaluated annually for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.

Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit. Components are combined when determining reporting units if they have similar economic characteristics. Generally, each education system that the Company operates is a reporting unit for purposes of the impairment tests.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment exists. Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is potentially impaired and a second step is performed. In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

The impairment test for indefinite-lived assets, consisting of accreditation and tradenames, generally requires a new determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.

The Company and Holdings were organized as single member limited liability companies, and therefore are disregarded entities for federal and state income tax purposes. The Predecessor consolidated group with EDMC as the parent company remains intact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Holdings and the Company. Therefore, the consolidated income tax provision of the Company is computed on a basis similar to that of the Predecessor and reflects income tax expense based on its share of EDMC’s taxable income.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The interest rate swap agreements qualify and are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheets at fair value. Changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax benefit or expense, as the hedges are deemed highly effective for accounting purposes. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are initially measured in these entities’ functional currency, which is Canadian dollars. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using the average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation gains or losses during the years presented in the financial statements were not material.

Revenue Recognition

The Company’s net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials, reduced for student refunds and scholarships.

Tuition revenue varies based on the average tuition charge per credit hour, type of program, specific curriculum, the average student population and number of credit hours taken. The Company derived 91.2% of its net revenues from tuition and fees during each of fiscal 2008 and 2007, and 92.2% from tuition and fees during the one-month period ended June 30, 2006. Net revenues from tuition and fees represented 91.1% of total net revenues for the Predecessor period July 1, 2005 through May 31, 2006. Bookstore and housing revenues are largely a function of the average student population.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. As some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters, at the end of each fiscal quarter the Company has tuition from academic terms where the associated revenue has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Accordingly, these amounts have been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part refundable.

If a student withdraws from one of the Company’s schools, the standards of the U.S. Department of Education, most state education authorities that regulate the Company’s schools, the accrediting commissions that accredit the Company’s schools and the Company’s own internal policies (collectively, “Refund Policies”) limit a student’s obligation for tuition and fees to the school depending on when a student withdraws during an academic term. The terms of the Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. The Company records revenue net of any refunds that result

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from any applicable Refund Policy, and at no point does the Company recognize gross revenue on amounts that will ultimately be refunded in future periods.

Costs and Expenses

Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, information systems costs and bad debt expense.

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s education programs.

Advertising costs are expensed in the fiscal year incurred and classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s advertising expense was $162.9 million and $117.7 million during the fiscal years ended June 30, 2008 and 2007, respectively, and $10.8 million for the Successor period June 1, 2006 through June 30, 2006. The Predecessor recorded advertising expense of $80.6 million for the period July 1, 2005 through May 31, 2006.

Share-Based Payment

In August 2006, EDMC’s board of directors approved the 2006 Stock Option Plan for executive management and key personnel. As of June 30, 2008, approximately 1.7 million options were outstanding under this plan. Under SFAS No. 123R, “Share-Based Payment”, compensation expense related to these grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. We did not recognize any compensation expense under SFAS No. 123R during fiscal 2008 or 2007 even though certain of our time-based stock options vested during these fiscal years because (i) shares of EDMC’s common stock that are received upon an option holder’s exercise are subject to a call right held by EDMC, which allows EDMC to repurchase such common stock at a value equal to the lesser of an option exercise price or current fair value if an employee voluntarily terminates his or her employment or is terminated for cause, and (ii) in the event that EDMC does not exercise this repurchase right, the holder is prohibited from selling the shares of common stock received upon exercise of a stock option without EDMC’s prior consent. Accordingly, the Company has not recognized compensation expense related to any options granted during the years ended June 30, 2008 or 2007. The Company also did not recognize any compensation expense during the Successor period from June 1, 2006 through June 30, 2006.

The Black-Scholes option pricing model is used to determine the fair value of time-based stock options at the grant date. In order to value its performance-based options, the Company uses a Monte Carlo simulation model. Both models require management to make certain assumptions to determine compensation expense. Such assumptions can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 12 for further discussion of stock-based compensation.

Segment Reporting

Effective July 17, 2006, management reorganized the way in which it operates the Company and makes business decisions. The chief operating decision maker, as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, allocates resources and assesses the performance of the Company at an education system level closely aligned to the brands it manages. The majority of the Company’s schools across these education systems provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. The Company believes that under this organization structure it meets the criteria in SFAS No. 131 for aggregating the education systems into a single reportable segment.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements or disclosures.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements or disclosures.

3.	BUSINESS COMBINATIONS

Acquisition of Tucson entities

In June 2007, the Company completed the acquisition of two schools in Tucson, Arizona — Tucson Design College and Chaparral College — for approximately $9.9 million, including $0.8 million of cash acquired. The majority of the purchase price was allocated to goodwill. These schools have been included within the Company’s existing Art Institute and Brown Mackie College education systems, respectively.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sources and Uses:

The sources and uses of the funds for the Transaction are shown in the table below (in thousands):

Sources of Funds:

Revolving credit facility	$50,000
Cash and cash equivalents from Predecessor(1)	374,078
Senior secured term loan facilities, due 2013 at 7.63%	1,185,000
Senior notes due 2014 at 8.75%	375,000
Senior subordinated notes due 2016 at 10.25%	385,000
Equity contribution by Sponsors and other investors	1,300,000

Total sources of funds	$3,669,078

Uses of Funds:

Equity purchase price(2)	$3,380,598
Cash and cash equivalents to Successor(1)	147,750
Debt issuance costs	59,574
Transaction costs in purchase price(3)	45,387
Transaction costs incurred by Predecessor(4)	30,279
Prepaid advisory fees	2,932
Other	2,558

Total uses of funds	$3,669,078

(1)	Excludes restricted cash.

(2)	The holders of outstanding shares of common stock were paid $43.00 in cash per share, in connection with the Transaction. There were no outstanding shares of preferred stock at the date of the Transaction. The equity purchase price is reduced by the stock option proceeds of $100.2 million.

(3)	Represents fees and expenses associated with the Transaction paid by the Successor including accounting, legal and investment banking fees and transaction fees paid to affiliates of the Sponsors, as well as other transaction costs and professional fees.

(4)	Represents fees and expenses associated with the Transaction paid by the Predecessor, including investment banking, legal and other professional fees.

Purchase Price Allocation:

The purchase price included the $3.4 billion purchase of the outstanding common stock and settlement of stock options outstanding, and transaction costs of $105.0 million, of which $59.6 million was allocated to the cost of issuing debt while the remaining $45.4 million was included in the overall purchase price.

Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of June 1, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon valuation data at the date of the Transaction; the estimates and assumptions were subject to change during the allocation period as defined by SFAS No. 141. See Note 6 for the adjustments made to goodwill during fiscal 2007 and 2008.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as originally allocated (in thousands):

Property and equipment	$368,665
Other long-term assets	17,202
Intangible assets	518,666
Goodwill	2,568,034
Net current assets acquired	340,179
Deferred income tax liabilities	(217,625)
Deferred rent and other long-term liabilities	(63,895)
Debt assumed	(5,055)

Total purchase price allocation	$3,526,171

A summary of the allocation of purchase price to tangible and identifiable intangible assets, other than goodwill, is as follows:

		Weighted-
		Average
Asset Class	FMV	Life
	(In thousands)

Property and Equipment:
Land	$17,805	Indefinite
Buildings and improvements	71,880	26.6
Leasehold improvements and capitalized lease costs	145,362	10.3
Furniture and equipment	44,173	3.2
Technology and other equipment	64,170	3.1
Software	13,033	5.1
Library books	12,242	3.4

Total	$368,665

Intangible Assets:
Tradename-Art Institutes	$330,000	Indefinite
Licensing, accreditation & Title IV program participation	114,000	Indefinite
Student relationships	39,000	4.5
Favorable leases	16,235	6.0
Programs	10,000	6.4
Online curriculum	6,431	3.3
Tradename-Argosy University	3,000	9.0

Total	$518,666

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma financial information:

The following unaudited pro forma results of operations assume that the Transaction occurred as of the beginning of fiscal 2006 and was reflected in the Company’s results from that date. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction had actually occurred at the beginning of the period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, transaction costs (including stock-based compensation charges due to the acceleration of stock options in connection with the Transaction), interest expense and related tax effects.

Year Ended June 30,
2006
(In thousands)

Net revenues	$1,170,160
Net loss	(33,396)

Transaction Costs incurred by Predecessor:

During the period from July 1, 2005 through May 31, 2006, the Predecessor recorded costs associated with the Transaction of $52.8 million. These costs consist of $29.4 million of accounting, investment banking, legal and other professional fees, $9.9 million of employee compensation and payroll taxes, and a $13.5 million non-cash charge for stock compensation resulting from the acceleration of stock options and restricted stock.

4.	OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30 (in thousands):

	2008	2007

Tenant improvement receivables	$21,607	$14,769
Prepaid rent	1,358	1,687
Prepaid advisory fees	2,500	2,521
Prepaid software licenses	1,386	1,409
Prepaid insurance	1,337	1,633
Prepaid service contracts	3,848	980
Other	5,292	3,422

Total other current assets	$37,328	$26,421

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	2008	2007

Land	$17,805	$17,805
Buildings and improvements	73,428	72,847
Leasehold improvements and capitalized lease costs	291,132	206,696
Furniture and equipment	85,868	63,176
Technology and other equipment	134,667	94,198
Software	32,768	19,835
Library books	24,348	18,005

Total	660,016	492,562
Less accumulated depreciation	155,456	76,168

Property and equipment, net	$504,560	$416,394

Depreciation and amortization expense on property and equipment was $80.9 million and $71.2 million, respectively, for the years ended June 30, 2008 and 2007, $5.7 million for the Successor period June 1, 2006 through June 30, 2006, and $58.9 million for the Predecessor period July 1, 2005 through May 31, 2006. Such expense includes amortization of capital lease assets under SFAS No. 13, as well as approximately $4.5 million of impairment charges related to fixed assets at certain schools in fiscal 2008.

6.	GOODWILL AND INTANGIBLE ASSETS

The Company made certain adjustments to the allocation of the purchase price from the Transaction during the year ended June 30, 2007. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based on valuation data and management’s estimates and assumptions, which were subject to change during the allocation period as more information became available. Changes in goodwill during the year ended June 30, 2008 were primarily the result of the adoption of a new accounting standard, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). The following table summarizes changes in goodwill during the fiscal years ended June 30, 2007 and 2008 (in thousands):

Balance at June 30, 2006	$2,568,034
Additional goodwill from acquisitions of schools	8,246
Additional adjustments to fair value subsequent to Transaction	(225)

Balance at June 30, 2007	$2,576,055
Adoption of FIN 48	9,441
Other adjustments, net	85

Balance at June 30, 2008	$2,585,581

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets other than goodwill consisted of the following amounts at June 30 (in thousands):

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Asset Class	Amount	Amortization	Amount	Amortization

Tradename-Art Institutes	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(694)	3,000	(361)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—
Curriculum and programs	23,200	(8,989)	19,507	(4,835)
Student contracts, applications & relationships	39,511	(23,325)	39,511	(11,856)
Favorable leases and other	16,409	(7,438)	16,391	(3,969)

Total intangible assets	$524,299	(40,446)	$520,588	$(21,021)

State authorizations and accreditations of the Company’s schools are renewed over time in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. The Company considers these renewal processes to be a routine aspect of the overall business and therefore assigned these assets indefinite lives.

Amortization of intangible assets was $19.4 million and $19.3 million during the years ended June 30, 2008 and 2007, respectively, $1.7 million for the Successor period June 1, 2006 through June 30, 2006, and $4.0 million for the Predecessor period July 1, 2005 through May 31, 2006. Amortization in the year ended June 30, 2008 included approximately $1.0 million of impairment charges at certain schools.

Total estimated amortization of the Company’s intangible assets for each of the years ended June 30, 2009 through 2013 and thereafter is as follows (in thousands):

Amortization
Fiscal Years	Expense

2009	$16,707
2010	7,424
2011	6,091
2012	5,026
2013	2,679
Thereafter	3,747

7.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30 (in thousands):

	2008	2007

Payroll and related taxes	$58,720	$47,533
Capital expenditures	18,359	9,377
Advertising	11,770	7,397
Interest	11,084	27,987
Benefits	4,857	2,946
Other	23,608	17,552

Total accrued liabilities	$128,398	$112,792

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SHORT TERM AND LONG TERM DEBT

On June 1, 2006, in connection with the Transaction, the Company (i) entered into a new $1,485.0 million senior secured credit facility, consisting of a $1,185.0 million term loan facility with a seven year maturity and a $300.0 million revolving credit facility with a six year maturity, and (ii) issued an aggregate of $760.0 million of senior notes and senior subordinated notes. On February 27, 2008 the Company increased the revolving credit facility to $322.5 million through increased bank participation; there were no amendments to the existing credit agreement and no loan fees paid in connection with this increase. Borrowings on the revolving credit facility outstanding at June 30, 2008 and 2007 are classified as short-term debt on the balance sheet as each year’s outstanding balance was repaid in full on the first business day of the following fiscal year. In both fiscal year end periods, the Company borrowed in order to satisfy certain year-end regulatory financial ratios at June 30.

Short-Term Debt:

At June 30, 2008 and 2007, $120.0 million and $90.0 million, respectively, was outstanding under the $322.5 million revolving credit facility. Outstanding letters of credit totaling $94.3 million at June 30, 2008 reduced availability of borrowings under the revolving credit facility, leaving $108.2 million of available borrowings under the facility. The interest rate on outstanding borrowings on the revolving credit facility at June 30, 2008 and 2007 was 5.75% and 9.25%, respectively, which equals prime plus a margin of 0.75% and 1.00%, respectively. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios. The Company is obligated to pay a 0.375% rate per annum commitment fee on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described elsewhere in this footnote.

Long-Term Debt:

The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2008	2007

Senior secured term loan facility, due 2013	$1,138,677	$1,176,113
Senior notes due 2014 at 8.75%	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000
Capital leases	1,364	2,244
Mortgage debt of consolidated entities	1,404	1,622

Total long term debt	1,901,445	1,939,979
Less current portion	12,862	38,121

Total long term debt, less current portion	$1,888,583	$1,901,858

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

On February 13, 2007, the Company amended and restated the senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The amendment and restatement of the senior secured term loan facility was

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for under Emerging Issues Task Force 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in which the old and new debt agreements were not considered substantially different.

The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of the Company’s leverage ratio falling below 5.5 to 1.0 at March 31, 2007. The interest rate on the senior secured term loan facility was 4.563% and 7.125% at June 30, 2008 and 2007, respectively.

All obligations under the senior secured credit facilities, including the revolving credit facility, are unconditionally guaranteed by Holdings and all of the Company’s subsidiaries other than subsidiaries that own or operate a school and inactive subsidiaries that have less than $100,000 of assets. The senior secured credit facilities are also secured by pledges of the capital stock of the Company and each guarantor and a security interest in, and mortgages on, substantially all the tangible and intangible assets of the Company and each guarantor.

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

The $385.0 million of senior subordinated notes due 2016, which bear interest at 10.25%, are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities and the senior notes due 2014. The senior subordinated notes (i) are senior in right of payment to all future subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of the Company that is not a guarantor of the senior subordinated notes.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other indebtedness

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of approximately $1.4 million at June 30, 2008. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

The Company had outstanding letters of credit of $94.3 million at June 30, 2008, including several letters of credit to the U.S. Department of Education for $92.4 million. The U.S. Department of Education requires the Company to maintain a $91.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce the availability of the Company to borrow funds under its $322.5 million revolving credit facility.

As of June 30, 2008, future annual principal payments on long-term debt related instruments are as follows (in thousands):

Fiscal Year:

2009	12,864
2010	12,610
2011	12,120
2012	9,150
2013	1,094,524
Thereafter	760,177

Total	$1,901,445

9.	DERIVATIVE INSTRUMENTS

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. On June 6, 2006, the Company entered into two five-year interest rate swap agreements, for a total notional amount of $750.0 million, in order to hedge a portion of its exposure to variable interest payments associated with the senior secured credit facilities. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. Under the terms of the interest rate swaps, the Company receives payments based on variable interest rates based on the three month LIBOR and makes payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. As such, the swaps are recorded as an asset or a liability in the consolidated balance sheet at fair value. The fair values of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For the fiscal year ended June 30, 2008, the Company recorded an unrealized after-tax loss of $23.3 million in other comprehensive income (loss) related to the change in market value on the swap agreements. At June 30, 2008, there was a cumulative

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized net loss of $24.4 million, net of tax, related to the swaps included in accumulated other comprehensive income on the Company’s consolidated balance sheet, which may be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments as of June 30 (in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Fair value of interest rate swaps	$38,916	$38,916	$1,890	$1,890
Variable rate debt	$1,138,677	$1,058,970	$1,176,113	$1,163,045
Fixed rate debt	$762,768	$710,555	$763,866	$785,804

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liabilities will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The fair values of the Company’s debt were determined based on each investment’s trading value at June 30.

11.	INCOME TAXES

The composition of income (loss) before taxes from domestic and foreign locations is as follows (in thousands):

	Successor			Predecessor
			Period from	Period from
	For the Fiscal	For the Fiscal	June 1, 2006	July 1, 2005
	Year Ended	Year Ended	through	through
	June 30,	June 30,	June 30,	May 31,
	2008	2007	2006	2006
Income (loss) before taxes:
Domestic	$103,801	$57,283	$(34,170)	$169,759
Foreign	2,048	2,038	2,102	4,250

	$105,849	$59,321	$(32,068)	$174,009

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision (benefit) reflected in the accompanying consolidated statements of operations are as follows (in thousands):

	Successor			Predecessor
			Period from	Period from
	For the Fiscal	For the Fiscal	June 1, 2006	July 1, 2005
	Year Ended	Year Ended	through	through
	June 30,	June 30,	June 30,	May 31,
	2008	2007	2006	2006
Current taxes (benefit):
Federal	$51,406	$16,741	$(10,211)	$67,823
State and local	10,347	7,519	(3,397)	14,203
Tax benefit of stock options	—	—	(39,656)	(5,000)

Total current tax provision (benefit)	61,753	24,260	(53,264)	77,026
Deferred tax provision (benefit)	(20,609)	2,868	1,199	(8,423)
Tax benefit of stock options	—	—	39,656	5,000

Total provision (benefit) for income taxes	$41,144	$27,128	$(12,409)	$73,603

The provision for (benefit from) income taxes reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below:

	Successor			Predecessor
			Period from	Period from
	For the Fiscal	For the Fiscal	June 1, 2006	July 1, 2005
	Year Ended	Year Ended	through	through
	June 30,	June 30,	June 30,	May 31,
	2008	2007	2006	2006
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	3.1%	5.7%	16.2%	7.1%
Increase (decrease) in valuation allowance	1.4%	9.4%	(10.3)%	3.4%
Permanent items	(1.3)%	(3.1)%	(2.1)%	2.3%
Stock options	0.0%	0.0%	0.0%	(5.5)%
Effect of FIN 48	1.5%	0.0%	0.0%	0.0%
Other, net	(0.8)%	(1.3)%	(0.1)%	0.0%

Effective income tax rate	38.9%	45.7%	38.7%	42.3%

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred income tax assets (liabilities) consist of the following at June 30:

	2008	2007
Current deferred tax assets:
Allowance for doubtful accounts	$20,938	$15,005
Accrued wages	4,942	—
Other	1,652	1,101

Gross current deferred tax assets	27,532	16,106
Less valuation allowance	(2,180)	(786)

Total current deferred tax assets	$25,352	$15,320

Noncurrent deferred tax assets:
Interest rate swap	$16,965	$827
Deferred liabilities	11,089	9,167
Foreign and state net operating losses	11,635	14,013
Other	8,838	1,209

Gross noncurrent deferred tax assets	48,527	25,216
Less valuation allowance	(20,297)	(18,333)

Total noncurrent deferred tax assets	$28,230	$6,883

Noncurrent deferred tax liabilities:
Intangibles	$210,845	$213,044
Other	3,903	10,115

Total noncurrent deferred tax liabilities	$214,748	$223,159

Total net noncurrent deferred tax liabilities	$186,518	$216,276

At June 30, 2008, the Company had state net operating loss carry forwards of approximately $83.8 million available to offset future taxable income and a related deferred tax asset of $5.9 million. The carry forwards expire at varying dates beginning in fiscal 2008 through fiscal 2027. The Company has determined that it is currently “more likely than not” that the deferred tax assets associated with $80.4 million of its state net operating loss carry forwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $5.8 million related to these net operating loss carry forwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitation due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of these state net operating loss carryforwards before they can be utilized.

At June 30, 2008, the Company had Canadian net operating loss carry forwards of approximately $19.0 million available to offset future taxable income and a related deferred tax asset of $5.7 million. The carry forwards expire at varying dates beginning in fiscal 2008 through fiscal 2025. At June 30, 2008, the Company had additional Canadian deferred tax assets of $1.0 million related to temporary items. The Company has determined that it is currently “more likely than not” that the deferred tax assets related to its Canadian net operating losses and temporary items will not be realized and has established a valuation allowance equal to the gross deferred tax assets. Under FASB Statement 109, as a result of the purchase accounting associated with the Transaction, the future release of the valuation allowance against the Canadian deferred tax assets upon utilization of those deferred tax assets will reduce goodwill and correspondingly increase the deferred tax provision.

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for income taxes in an enterprise’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being recognized in the financial statements. Under FIN 48, the tax benefit associated with a position taken on a tax return may be recognized in the financial statements when the tax position is at least more-likely-than-not to be sustained upon examination by a taxing authority. The amount of the tax benefit that may be recognized in the financial statements is then measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The recognition and measurement of tax benefits associated with uncertain income tax positions under FIN 48 requires the use of judgment and estimates by management, which are inherently subjective. Changes in judgment about uncertain tax positions taken in previous periods may result from new information concerning an uncertain tax position, completion of an audit or the expiration of statutes of limitation. These changes may create volatility in the Company’s effective tax rate in future periods.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adopting FIN 48, the Company increased its liability for uncertain tax benefits by $18.5 million, which resulted in a charge to retained earnings of $1.3 million that was recorded as a cumulative effect adjustment for a change in accounting principle to member’s equity as of July 1, 2007, an increase in goodwill of $10.2 million and an increase in deferred tax assets of $7.8 million. The Company’s total liability for uncertain tax benefits as of July 1, 2007 was $29.0 million, excluding the indirect benefits associated with state taxes and interest that were recorded as deferred tax assets. This liability includes $1.8 million of interest on uncertain tax positions. The Company did not accrue any penalties on uncertain tax positions. The amount of unrecognized tax benefits as of the date of adoption that, if recognized in future periods, would impact the Company’s effective tax rate is $1.8 million.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at July 1, 2007	$27,245
Increase in prior year unrecognized tax benefits	762
(Decrease) in prior year unrecognized tax benefits	(3,031)
Increase in current year unrecognized tax benefits	92
(Decrease) in unrecognized tax benefits due to settlement	—
(Decrease) in unrecognized tax benefits due to the expiration of statutes of limitation	(1,825)

Unrecognized tax benefits at June 30, 2008	$23,243

Approximately $3.5 million of the total amount of unrecognized tax benefits at June 30, 2008 would affect the annual effective tax rate if recognized. The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations. This classification is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities. The total amount of interest recognized in the statement of operations for fiscal 2008 is $1.1 million. No penalties were recognized during fiscal 2008.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SHARE-BASED PAYMENT

Successor

2006 Stock Option Plan

In August 2006, EDMC’s board of directors approved the 2006 Stock Option Plan (the “Option Plan”), which authorized equity awards to be granted for up to 1,368,421 shares of EDMC’s common stock. The Option Plan was amended during fiscal 2007 to increase the number of available shares to 1,845,171. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based options and performance-based options to purchase common stock issued by EDMC. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement, other than the passage of time, that must occur in order for the participants to receive fair market value for their options such as an initial public offering or a change in the ownership of the Company.

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options were exercised during any of the Successor periods.

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

Generally, the option term on 2008 and 2007 grants was determined using a simplified method based on the average of the weighted vesting term and the contractual term of the options, except for one individual whose previous option exercise activity allowed for an empirical approach to be used. Expected volatility was determined using historical volatility of a seven-company peer group, all of which have stock that is publicly traded. The risk-free interest rate assumption was determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate was determined using a historical forfeiture rate based on the Predecessor’s activity. Finally, as EDMC does not currently declare dividends or intend to do so in the short term, a dividend yield of zero was used.

Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30:

	2008	2007

Weighted average fair value of options	$43.80	$28.55
Expected dividend yield	0.0%	0.0%
Expected volatility	42.8%	39.9%
Risk-free interest rate	3.6%	4.6%
Expected forfeiture rate	12.4%	12.4%
Expected term	6.5 years	6.5 years

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time-based options granted during fiscal 2008 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
				(In thousands)

Outstanding at June 30, 2007	902,260	$52.23
Granted	37,790	$90.61
Exercised	—	—
Forfeited	(65,492)	$50.44

Outstanding at June 30, 2008	874,558	$54.05	8.5	$36,683

Exercisable at June 30, 2008	284,538	$51.43	8.3	$12,683

Below is a summary of the weighted-average assumptions used for performance-based options granted during the years ended June 30:

	2008	2007

Weighted average fair value of options	$22.81	$10.27
Expected dividend yield	0.0%	0.0%
Expected volatility	39.5%	37.2%
Risk-free interest rate	3.2%	4.5%
Expected forfeiture rate	12.4%	12.4%
Expected term	3.2 years	3.8 years

Performance-based options granted during fiscal 2008 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
				(In thousands)

Outstanding at June 30, 2007	877,261	$52.23
Granted	37,790	$90.61
Exercised	—	—
Forfeited	(65,492)	$50.44

Outstanding at June 30, 2008	849,559	$54.03	8.5	$35,658

Exercisable at June 30, 2008	—	—	—	—

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control event, subject to certain conditions, and expire ten years from the date of grant. The aggregate intrinsic values in the tables above represent the pre-tax differences between the estimated fair market value of EDMC common stock at June 30, 2008 and the exercise price of each outstanding and exerciseable stock option had the option holders been able to receive fair market value through the exercise of their options on June 30, 2008.

At June 30, 2008, the Company considered the conditions entitling the option holders to the fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has not recognized compensation expense related to either time-based or performance-based grants during the years ended June 30, 2008 or 2007. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $34.1 million at June 30, 2008. The restrictions on option holders to obtain fair value for their shares will terminate in the event of a qualified initial public offering under the terms of EDMC’s Amended and Restated Shareholders’ Agreement.

Long Term Incentive Compensation Plan

EDMC also adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”) during fiscal 2007. The LTIC Plan consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of EDMC. Approximately 700,000 units were outstanding under the LTIC Plan at June 30, 2008, out of a total of 1,000,000 units authorized. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at June 30, 2008, no compensation expense has been recognized by the Company during any of the Successor periods related to these units. The plan is currently being accounted for as a liability-plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering by EDMC. After the completion of an initial public offering, the units may be settled in shares of common stock or cash at the discretion of EDMC’s board of directors.

Predecessor:

The Predecessor maintained a 1996 Stock Incentive Plan and a 2003 Incentive Plan for directors, executive management and key personnel, which provided for the issuance of stock-based incentive awards. An aggregate of 12,000,000 and 5,400,000 shares of Common Stock were reserved for issuance under the 1996 Stock Incentive Plan and 2003 Stock Incentive Plan, respectively. All grants for the period from July 1, 2005 through May 31, 2006 provide for time-based vesting over two years.

Effective July 1, 2005, the Predecessor adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method; therefore, the Predecessor has not restated results for prior periods. Under this transition method, stock-based compensation expense for the 11-month period ended May 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards, which include stock options and restricted stock units, granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. During the period from July 1, 2005 through May 31, 2006, the Predecessor recognized these compensation costs on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Eleven Months
Ended May 31,
2006

Risk-free interest rate	3.94%
Expected dividend yield	—
Expected life of options (years)	4.5
Expected volatility rate	30.90%

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

Below is a summary of stock options maintained by the Predecessor for the period from July 1, 2005 through May 31, 2006.

	Period from
	July 1, 2005
	through
	May 31, 2006
		Weighted
		Average
		Exercise
	Options	Price

Outstanding, beginning of period	5,318,964	$22.28
Granted	32,575	32.16
Exercised	807,113	18.44
Forfeited	153,602	29.20

Outstanding, end of period	4,390,824	$22.82

Exercisable, end of period	4,390,824

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

The Predecessor also maintained an employee stock purchase plan. The employee stock purchase plan allowed eligible employees of the Predecessor to purchase, at a discount, up to an aggregate of 3,000,000 shares of common stock through periodic payroll deduction. The Predecessor issued 70,496 shares of common stock under the employee stock purchase plan during the 11-month Predecessor period ended May 31, 2006. The purchase price discount for participants in the employee stock purchase plan was 5% during the 2006 period.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the above, the Predecessor’s retirement plan had an employee stock ownership plan (“ESOP”) feature which permitted the Predecessor to make contributions of its common stock to the ESOP for the benefit of its employees. The Predecessor was not under any obligation to make ESOP contributions to the Plan, but they could do so at its discretion. The Predecessor did not make any ESOP contributions during the period July 1, 2005 through May 31, 2006.

13.	OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a retirement plan that covers substantially all employees. The Company currently matches 100% of employee contributions to the retirement plan for up to 3% of compensation and 50% of employee contributions between 4% and 6% of compensation. The provisions of the retirement plan allow forfeitures of unvested balances to be used to reduce the Company’s matching contributions. The Company recorded expense relating to the retirement plan of approximately $11.6 million and $9.8 million for the fiscal years ended June 30, 2008 and 2007, respectively, $0.7 million for the Successor period June 1, 2006 through June 30, 2006, and $8.5 million for the Predecessor period July 1, 2005 through May 31, 2006.

14.	COMMITMENTS AND CONTINGENCIES

The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $135.4 million and $108.1 million for the fiscal years ended June 30, 2008 and June 30, 2007, $8.6 million for the Successor period June 1, 2006 through June 30, 2006, and $84.0 million for the Predecessor period July 1, 2005 through May 31, 2006. Rent expense includes short-term commitments for student housing of $45.9 million and $35.6 million during the fiscal years ended June 30, 2008 and June 30, 2007, $2.5 million for the Successor period June 1, 2006 through June 30, 2006, and $27.3 million for the Predecessor period July 1, 2005 through May 31, 2006. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.

As of June 30, 2008, the annual minimum future commitments under non-cancelable, long-term operating leases are as follows (in thousands):

2009	$118,018
2010	97,435
2011	85,508
2012	80,380
2013	78,372
Thereafter	261,167

720,880

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

At June 30, 2008, the Company has provided $12.2 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

informed NEIA that it does not plan to further pursue its investigation of the false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

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

In connection with the Transaction, the Company paid the Sponsors $40.7 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been allocated as debt issuance costs or included in the overall purchase price of the Transaction. Under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. As of June 30, 2008 and 2007, other current assets includes $2.5 million relating to prepaid advisory fees, and general and administrative expenses in each of the fiscal years ended June 30, 2008 and 2007 includes $5.0 million related to these advisory fees. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. Additionally, the Company paid an affiliate of one of the Sponsors $0.4 million for investment banking services provided in connection with the February 13, 2007 debt amendment described in Note 8.

South University, a wholly owned subsidiary of the Company, leases five of the buildings it occupies from two separate entities owned by the President of South University, who became an employee of the Company after the purchase of South University in July 2003. Total rental payments, which are included in educational services in the consolidated statements of operations, under these arrangements approximated $1.6 million in each of the fiscal years ended June 30, 2008 and 2007, $0.1 million for the Successor period June 1, 2006 through June 30, 2006, and $1.4 million for the Predecessor period July 1, 2005 through May 31, 2006.

The Company licenses student information system software from Campus Management Corp. In February 2008, investment funds associated with Leeds Equity Partners purchased Campus Management Corp. Jeffrey Leeds serves on the Company’s Board of Directors and as President of Leeds Equity Partners. During fiscal 2008, the Company paid licensing, maintenance and consulting fees to Campus Management Corp. of approximately $4.5 million.

At several dates in fiscal 2007, a non-employee director and company employees purchased shares of the Company’s common stock at fair market values totalling $19.5 million.

In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 9.

16.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

On June 1, 2006, in connection with the Transaction, the Company issued $375.0 million of senior notes due 2014 and $385.0 million of senior subordinated notes due 2016. The senior notes due 2014 and senior subordinated notes due 2016 are fully and unconditionally guaranteed by all of the Company’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school or has been formed for such purposes and subsidiaries that have no material assets (collectively, the“Guarantors”). All other

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes due 2014 and senior subordinated notes due 2016 (“Non-Guarantors”).

The following tables present the consolidated financial position of the Company or the Predecessor (each the “Parent”), as applicable, the Guarantors, the Non-Guarantors and Eliminations as of June 30, 2008 and 2007 and the results of operations and condensed cash flows for the years ended June 30, 2008 and 2007, the one-month period ended June 30, 2006 and the Predecessor period from July 1, 2005 through May 31, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET (Successor)
June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$2,314	$135	$233,578	$—	$236,027
Restricted cash	500	—	13,322	—	13,822
Notes, advances and trade receivables, net	238	62	97,619	—	97,919
Inventories	—	—	8,490	—	8,490
Other current assets	13,623	700	48,357	—	62,680

Total current assets	16,675	897	401,366	—	418,938

Property and equipment, net	43,057	5,637	455,866	—	504,560
Intangible assets, net	535	67	483,251	—	483,853
Goodwill	9,447	—	2,576,134	—	2,585,581
Intercompany balances	2,009,299	(13,911)	(1,995,388)	—	—
Other long term assets	65,401	—	(4,050)	—	61,351
Investment in subsidiaries	1,389,606	—	—	(1,389,606)	—

Total assets	$3,534,020	(7,310)	$1,917,179	$(1,389,606)	$4,054,283

Liabilities and members’ equity (deficit)
Current:
Short term and current portion of long-term debt	$131,911	$1	$950	$—	$132,862
Accounts payable, accrued and other current liabilities	88,951	4,016	234,216	—	327,183

Total current liabilities	220,862	4,017	235,166	—	460,045

Long-term debt, less current portion	1,886,795	—	1,788	—	1,888,583
Other long term liabilities	75,148	44	92,730	—	167,922
Deferred income taxes	—	72	186,446	—	186,518

Total liabilities	2,182,805	4,133	516,130	—	2,703,068

Total members’ equity (deficit)	1,351,215	(11,443)	1,401,049	(1,389,606)	1,351,215

Total liabilities and members’ equity (deficit)	$3,534,020	$(7,310)	$1,917,179	$(1,389,606)	$4,054,283

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET (Successor)
June 30, 2007 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723
Restricted cash	2,046	—	8,262	—	10,308
Notes, advances and trade receivables, net	3,217	59	75,351	—	78,627
Inventories	—	—	6,969	—	6,969
Other current assets	8,747	184	32,810	—	41,741

Total current assets	71,953	367	316,048	—	388,368

Property and equipment, net	31,286	5,300	379,808	—	416,394
Intangible assets, net	716	74	498,777	—	499,567
Goodwill	—	—	2,576,055	—	2,576,055
Intercompany balances	2,055,775	(11,586)	(2,044,189)	—	—
Other long term assets	63,969		4,656	—	68,625
Investment in subsidiaries	1,230,503	—	—	(1,230,503)	—

Total assets	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

Liabilities and members’ equity (deficit)
Current:
Short term and current portion of long- term debt	$127,216	$6	$899	$—	$128,121
Accounts payable, accrued and other current liabilities	97,442	3,002	202,486	—	302,930

Total current liabilities	224,658	3,008	203,385	—	431,051

Long-term debt, less current portion	1,898,950	—	2,908	—	1,901,858
Other long term liabilities	10,353	42	78,356	—	88,751
Deferred income taxes	9,168	66	207,042	—	216,276

Total liabilities	2,143,129	3,116	491,691	—	2,637,936

Total members’ equity (deficit)	1,311,073	(8,961)	1,239,464	(1,230,503)	1,311,073

Total liabilities and members’ equity (deficit)	$3,454,202	$(5,845)	$1,731,155	$(1,230,503)	$3,949,009

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS (Successor)
For the fiscal year ended June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$10,850	$1,673,308	$—	$1,684,158
Costs and expenses:
Educational services	28,529	8,192	864,333	—	901,054
General and administrative	(36,958)	6,719	449,498	—	419,259
Depreciation and amortization	8,978	—	91,294	—	100,272

Total costs and expenses	549	14,911	1,405,125	—	1,420,585

Income (loss) before interest and income taxes	(549)	(4,061)	268,183	—	263,573
Interest expense, net	153,874	—	3,850	—	157,724
Equity in earnings of subsidiaries	(159,103)	—	—	159,103	—

Income (loss) before income taxes	4,680	(4,061)	264,333	(159,103)	105,849
Provision for (benefit from) income taxes	(60,025)	(1,579)	102,748	—	41,144

Net income (loss)	$64,705	$(2,482)	$161,585	$(159,103)	$64,705

CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)
For the fiscal year ended June 30, 2007 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$1	$9,904	$1,353,785	$—	$1,363,690
Cost and expenses:
Educational services	24,546	6,819	698,518	—	729,883
General and administrative	(52,342)	9,311	357,899	—	314,868
Depreciation and amortization	7,308	—	83,257		90,565

Total costs and expenses	(20,488)	16,130	1,139,674	—	1,135,316

Income (loss) before interest and income taxes	20,489	(6,226)	214,111	—	228,374
Interest expense, net	166,310	2	2,741	—	169,053
Equity in earnings of subsidiaries	(125,372)	—	—	125,372	—

Income (loss) before income taxes	(20,449)	(6,228)	211,370	(125,372)	59,321
Provision for (benefit from) income taxes	(52,642)	(118)	79,888	—	27,128

Net income (loss)	$32,193	$(6,110)	$131,482	$(125,372)	$32,193

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENTS OF OPERATIONS (Successor)
For the one month ended June 30, 2006 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$1,673	$72,724	$—	$74,397
Cost and expenses:
Educational services	$4,152	33	54,822	—	59,007
General and administrative	(57,471)	1,815	81,623	—	25,967
Depreciation and amortization	735	—	6,650	—	7,385

Total costs and expenses	(52,584)	1,848	143,095	—	92,359

Income (loss) before interest and income taxes	52,584	(175)	(70,371)	—	(17,962)
Interest expense, net	13,883	1	222	—	14,106
Equity in earnings of subsidiaries	45,308	—	—	(45,308)	—

Income (loss) before income taxes	(6,607)	(176)	(70,593)	45,308	(32,068)
Provision for (benefit from) income taxes	13,052	210	(25,671)	—	(12,409)

Net income (loss)	$(19,659)	$(386)	$(44,922)	$45,308	$(19,659)

CONSOLIDATING STATEMENTS OF OPERATIONS (Predecessor)
For the period from July 1, 2005 to May 31, 2006 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$111	$8,018	$1,087,634	$—	$1,095,763
Cost and expenses:
Educational services	$27,848	4,127	558,928	—	590,903
General and administrative	(9,738)	9,564	273,479	—	273,305
Depreciation and amortization	5,191	—	57,705		62,896

Total costs and expenses	23,301	13,691	890,112	—	927,104

Income (loss) before interest and income taxes	(23,190)	(5,673)	197,522	—	168,659
Interest (income) expense, net	(8,127)	1	2,776	—	(5,350)
Equity in earnings of subsidiaries	(114,322)	—	—	114,322	—

Income (loss) before income taxes	99,259	(5,674)	194,746	(114,322)	174,009
Provision for (benefit from) income taxes	(1,147)	(698)	75,448	—	73,603

Net income (loss)	$100,406	$(4,976)	$119,298	$(114,322)	$100,406

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)
For the fiscal year ended June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$(49,045)	$(1,985)	$202,327	$—	$151,297

Cash flows from investing activities Cash paid for property, equipment and curriculum development	(10,561)	(824)	(139,523)	—	(150,908)
Acquisition of subsidiaries, net of cash acquired	(1,947)	—	—	—	(1,947)
Other investing activities	—	—	(4,400)	—	(4,400)

Net cash flows used in investing activities	(12,508)	(824)	(143,923)	—	(157,255)

Cash flows from financing activities
Net repayments of debt	(7,460)	(5)	(1,069)	—	(8,534)
Intercompany transactions	13,384	2,825	(16,209)		—

Net cash flows provided by (used in) financing activities	5,924	2,820	(17,278)	—	(8,534)

Effect of exchange rate changes on cash and cash equivalents	—	—	(204)	—	(204)

Increase (decrease) in cash and cash equivalents	(55,629)	11	40,922	—	(14,696)
Beginning cash and cash equivalents	57,943	124	192,656	—	250,723

Ending cash and cash equivalents	$2,314	$135	$233,578	$—	$236,027

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)
For the fiscal year ended June 30, 2007 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$(13,354)	$(6,362)	$199,126	$—	$179,410

Cash flows from investing activities Cash paid for property, equipment and curriculum development	(6,722)	(525)	(88,810)	—	(96,057)
Acquisition of subsidiaries, net of cash acquired	(8,543)	—	—	—	(8,543)
Other investing activities	(2,300)	—	(3,881)	—	(6,181)

Net cash flows used in investing activities	(17,565)	(525)	(92,691)	—	(110,781)

Cash flows from financing activities Net repayments of debt	(78,911)	(9)	(1,066)	—	(79,986)
Intercompany transactions	163,053	7,236	(170,289)	—	—
Other financing activities	(298)	(386)	(149)	—	(833)

Net cash flows provided by (used in) financing activities	83,844	6,841	(171,504)	—	(80,819)

Effect of exchange rate changes on cash and cash equivalents	—	—	(383)	—	(383)

Increase (decrease) in cash and cash equivalents	52,925	(46)	(65,452)	—	(12,573)
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Successor)
For the one month ended June 30, 2006 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$(98,582)	$297	$75,926	$—	$(22,359)

Cash flows from investing activities
Acquisition of subsidiaries	(3,526,171)	—	—	—	(3,526,171)
Cash paid for property, equipment and curriculum development	(1,434)	(35)	(6,195)	—	(7,664)
Other investing activities	—	—	(233)	—	(233)

Net cash flows used in investing activities	(3,527,605)	(35)	(6,428)	—	(3,534,068)

Cash flows from financing activities
Net borrowings (repayments) of debt	2,104,997	(1)	(87)	—	2,104,909
Intercompany transactions	(55,839)	(247)	56,086	—	—
Transaction activities	1,300,000	—	—	—	1,300,000
Other financing activities	40,612	—	—	—	40,612

Net cash flows provided by (used in) financing activities	3,389,770	(248)	55,999	—	3,445,521

Effect of exchange rate changes on cash and cash equivalents	—	—	124	—	124

Increase (decrease) in cash and cash equivalents	(236,417)	14	125,621	—	(110,782)
Beginning cash and cash equivalents	241,435	156	132,487	—	374,078

Ending cash and cash equivalents	$5,018	$170	$258,108	$—	$263,296

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Predecessor)
For the period from July 1, 2005 through May 31, 2006 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities	$52,382	$(4,516)	$253,798	$—	$301,664

Cash flows from investing activities
Acquisition of subsidiaries	(1,333)	—	—	—	(1,333)
Cash paid for property, equipment and curriculum development	(7,691)	(1,159)	(50,435)	—	(59,285)
Other investing activities	—	—	4,203	—	4,203

Net cash flows used in investing activities	(9,024)	(1,159)	(46,232)	—	(56,415)

Cash flows from financing activities Net repayments of debt	(62,000)	—	(3,603)	—	(65,603)
Intercompany transactions	201,506	5,666	(207,172)	—	—
Other financing activities	54,624	38	(32,220)	—	22,442

Net cash flows provided by (used in) financing activities	194,130	5,704	(242,995)	—	(43,161)

Effect of exchange rate changes on cash and cash equivalents	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	237,488	29	(35,413)	—	202,104
Beginning cash and cash equivalents	3,947	127	167,900	—	171,974

Ending cash and cash equivalents	$241,435	$156	$132,487	$—	$374,078

SCHEDULE II

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at		Additions		Balance at
	Beginning of		Charged to		End of
	Period		Expenses	Deductions	Period

Allowance accounts for:
Predecessor
Period from July 1, 2005 through May 31, 2006
Uncollectable accounts receivable	$32,824		$21,721	$15,328	$39,217
Estimated future loan losses	1,681		—	—	1,681
Deferred tax asset valuation allowance	8,666		—	2,779	5,887

Successor
Period from June 1, 2006 through June 30, 2006
Uncollectable accounts receivable	$39,217		$1,306	$5,131	$35,392
Estimated future loan losses	1,681		—	—	1,681
Deferred tax asset valuation allowance	10,006	(a)	1,620	—	11,626
Year ended June 30, 2007
Uncollectable accounts receivable	$35,392		$27,930	$25,320	$38,002
Estimated future loan losses	1,681		38	—	1,719
Deferred tax asset valuation allowance	11,626		7,493	—	19,119
Year ended June 30, 2008
Uncollectable accounts receivable	$38,002		$42,201	$27,933	$52,270
Estimated future loan losses	1,719		—	—	1,719
Deferred tax asset valuation allowance	19,119		3,358	—	22,477

(a)	In conjunction with the Transaction, the Company recorded a $4.1 million valuation allowance against various deferred tax assets.

SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The first quarter is typically the Company’s lowest revenue recognition quarter due to student vacations.

The following table sets forth the Company’s quarterly results for the Predecessor period from July 1, 2005 to May 31, 2006 and the Successor periods of June 1, 2006 to June 30, 2006 and fiscal 2007 and 2008:

	Predecessor				Successor
				Period from	Period from
	Quarter	Quarter	Quarter	April 1	June 1
	Ended	Ended	Ended	through	through
	September 30	December 31	March 31	May 31	June 30
Fiscal 2006
Net revenues	$252,985	$312,611	$312,533	$217,634	$74,397
Income (loss) before interest and income taxes	20,655	77,852	64,624	5,528	(17,962)
Income (loss) before income taxes	21,359	79,296	66,800	6,554	(32,068)
Net income (loss)	13,952	47,629	40,358	(1,533)	(19,659)

	Quarter Ended
Successor	September 30	December 31	March 31	June 30

Fiscal 2007
Net revenues	$290,515	$358,786	$366,721	$347,668
Income before interest and income taxes	28,089	84,477	74,271	41,537
Income (loss) before income taxes	(15,900)	41,377	32,779	1,065
Net income (loss)	(9,747)	25,364	17,615	(1,039)

	Quarter Ended
Successor	September 30	December 31	March 31	June 30

Fiscal 2008
Net revenues	$361,333	$445,311	$461,164	$416,350
Income before interest and income taxes	31,291	95,024	91,615	45,643
Income (loss) before income taxes	(9,407)	55,210	52,119	7,927
Net income (loss)	(5,778)	33,824	30,981	5,678

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The following table sets forth information regarding our directors, nominees for director and executive officers, including their ages as of August 31, 2008. All of our directors hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until their successors are duly elected and qualified. Executive officers serve at the request of the Board of Directors.

Name	Age	Position

John R. McKernan, Jr.	60	Executive Chairman and Chairman of the Board of Directors
Todd S. Nelson	49	Chief Executive Officer, President and Director
Robert A. Carroll	43	Senior Vice President — Chief Information Officer
Joseph A. Charlson	38	Senior Vice President — Chief Marketing Officer
Danny Finuf	48	President, Brown Mackie Colleges
John M. Mazzoni	45	President, The Art Institutes
Stacey R. Sauchuk	48	Senior Vice President — Academic Programs and Student Affairs
John T. South, III	61	Senior Vice President, Chancellor, South University and Chairman of the Board of Directors of Argosy University
Craig D. Swenson	56	President, Argosy University
Roberta L. Troike	42	Senior Vice President — Human Resources
Stephen J. Weiss	45	President, EDMC Online Higher Education
Edward H. West	42	Executive Vice President and Chief Financial Officer
Adrian M. Jones	44	Director
Jeffrey T. Leeds	52	Director
Leo F. Mullin	65	Director
Paul J. Salem	44	Director
Peter O. Wilde	40	Director

John R. McKernan, Jr. is our Executive Chairman and Chairman of the Board of Directors. Mr. McKernan served as our Chief Executive Officer from September 2003 until February 2007. Mr. McKernan joined us as our Vice Chairman and a member of the Board of Directors in June 1999. In March 2003, he became our President and served in that office until September 2003. Mr. McKernan served as Governor of the State of Maine from 1987 to 1995.

Todd S. Nelson has served as our Chief Executive Officer and President and a Director since February 2007. Mr. Nelson worked as an independent consultant from January 2006 through January 2007 and for Apollo Group, Inc. from 1987 through January 2006. Mr. Nelson served in various roles with Apollo Group, Inc. and was appointed President in February 1998, Chief Executive Officer in August 2001 and Chairman of the Board in June 2004. Mr. Nelson was a member of the faculty at the University of Nevada at Las Vegas from 1983 to 1984.

Robert A. Carroll has served as our Senior Vice President — Chief Information Officer since June 2007. Mr. Carroll was an independent consultant from January 2006 through June 2007, serving as the Interim Chief Information Officer for Western Governors University from January 2007 to June 2007. From July 1998 to January 2006, Mr. Carroll served as the Chief Information Officer for Apollo Group, Inc.

Joseph A. Charlson was hired as Senior Vice President — Strategic Marketing in February 2005, was appointed Chief Marketing Officer in August 2005. Prior to joining us, Mr. Charlson was a Strategy Lead and then Senior Manager — Pharmacy at Target Corporation from July 2003 through February 2005, a management consultant with McKinsey & Company from August 2001 through July 2003 and President of United States Building Technology Inc. from January 1997 through January 2001.

Danny Finuf has served as President of Brown Mackie Colleges since July 2006. From July 2004 to July 2006, he served as Group Vice President for the Company. From September 2003 to July 2004, he served as Regional Vice President of the Central Region. From November 1995 to September 2003, he held the position of Campus President and Regional President for seven Brown Mackie campuses. Prior to joining American Education Centers, which was acquired by Education Management Corporation in September 2003, from August 1990 to November 1995 Mr. Finuf was the Vice President of Administrative Services for Spartan College of Aeronautics in Tulsa, OK.

John M. Mazzoni has been the President of The Art Institutes since October 2005. From March 2005 to October 2005, he served as our Senior Vice President of Group Operations. From August 2004 to March 2005, he served as Group Vice President for EDMC. From July 2001 through August 2004, he served as Group Vice President for The Art Institutes. From August 1987 through July 2001, he held several senior management level positions in the areas of Operations, Finance and Information Systems.

Stacey R. Sauchuk has been our Senior Vice President — Academic Programs and Student Affairs since July 2003. Ms. Sauchuk was our Group Vice President from August 2001 through July 2003 and President of The Art Institute of Philadelphia from January 1997 through July 2000. From August 2000 through July 2001, Ms. Sauchuk was an executive search consultant with Witt/Kieffer.

John T. South, III, joined us in July 2003 when we acquired South University, which was owned by Mr. South. Mr. South has served as Chancellor of South University since October 2001 and was appointed the Chairman of the Board of Trustees of Argosy University in February 2006. In his current role with us, Mr. South also oversees the Brown Mackie Colleges. Prior to our acquisition of South University, Mr. South was shareholder and CEO of various affiliated private colleges and had been Chief Executive Officer of South University since 1975. Mr. South also served as President of South University prior to being appointed Chancellor in October 2001. Mr. South currently is on the advisory board of Sun Trust Bank of Savannah.

Craig D. Swenson was named President of Argosy University in September 2007. Prior to becoming President of Argosy University, Mr. Swenson was the Provost and Vice President of Academic Affairs at Western Governors University in Salt Lake City, UT from April 2006 to September 2007 and, prior to that, served for seven years as Provost and Senior VP for Academic Affairs for the University of Phoenix system where he also served as Senior Regional Vice President and a Vice President and Campus Director. Mr. Swenson started his professional career in marketing, public relations, and advertising and, prior to becoming a full-time academician, was Vice President and Marketing Director for First Interstate Bank. Mr. Swenson holds a Ph.D. in Education with an emphasis in adult and organizational learning from Walden University. Mr. Swenson is a member of the U.S. Army Education Committee and recently completed service as a member of the U.S. Secretary of Education’s National Advisory Council on Institutional Quality and Integrity (NACIQI).

Roberta L. Troike has been our Senior Vice President — Human Resources since April 2007. Prior to joining us, from May 2005 through March 2007, Ms. Troike was the Vice President of Human Resources at Glimcher Realty Trust, a New York Stock Exchange traded real estate investment trust that owns, develops and manages regional and super-regional shopping malls. From December 2000 to April 2005, Ms. Troike was the Director of Human Resources for Bath and Body Works. Ms. Troike also served as Vice President for First USA Bank from June 1996 to November 2000.

Stephen J. Weiss joined us as President, EDMC Online Higher Education in October 2003. Prior to joining us, Mr. Weiss served as President and Chief Operating Officer of Capella Education Company from October 1998 to June 2003 and Director, Education Business Unit of Honeywell Corporation from July 1997 to October 1998. Mr. Weiss also serves on the board of directors of AWS Convergence Technologies, Inc.

Edward H. West became our Executive Vice President and Chief Financial Officer upon the consummation of the Transaction in June 2006. Mr. West is the former Chairman and Chief Executive Officer of ICG Commerce, a position he held from 2002 until 2006. Prior to joining ICG Commerce, Mr. West served as President and Chief Operating Officer from 2001 to 2002 and Chief Financial Officer from 2000 to 2001 of Internet Capital Group, Inc. Prior to joining Internet Capital Group, Inc., Mr. West was an employee of Delta Air Lines, Inc. from 1994 to 2000 and most recently served as its Executive Vice President and Chief Financial Officer.

Adrian M. Jones joined Goldman, Sachs & Co. in 1994 and has been a Managing Director within the Principal Investment Area of its Merchant Banking Division since 2002. He serves on the boards of directors of Biomet, Inc., Dollar General Corporation, HealthMarkets, Inc. and Signature Hospital Holding, LLC.

Jeffrey T. Leeds is President and Co-Founder of Leeds Equity Partners, which he co-founded in 1993 and which invests in private equity transactions in the education, information services and training industries. Prior to co-founding Leeds Equity Partners, Mr. Leeds spent seven years specializing in mergers and acquisitions and corporate finance at Lazard Freres & Co. Prior to joining Lazard Freres & Co., Mr. Leeds served as a law clerk to the Hon. William J. Brennan, Jr. of the Supreme Court of the United States during the 1985 October Term. Mr. Leeds also worked in the corporate department of the law firm of Cravath, Swaine & Moore in New York after graduating from law school. Mr. Leeds currently serves as a director of SeatonCorp. and RealPage, Inc. and as a Trustee on the United Federation of Teacher’s Charter School Board in New York City. Mr. Leeds has previously served as a director of Ross University, Argosy University and Datamark, Inc., among others.

Leo F. Mullin retired as Chief Executive Officer of Delta Air Lines, Inc. in December 2003 and Chairman in April 2004, after having served as Chief Executive Officer of Delta Air Lines, Inc. since 1997 and Chairman since 1999. Mr. Mullin currently serves in a consultative capacity as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Mr. Mullin is also a director of Johnson & Johnson and ACE Limited, a provider of insurance and reinsurance services. He is a member of The Business Council.

Paul J. Salem is a Senior Managing Director and a co-founder of Providence Equity Partners. Prior to joining Providence Equity Partners in 1992, Mr. Salem worked for Morgan Stanley & Co. in corporate finance and mergers and acquisitions. Prior to that time, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included leveraged buyout transactions and helping to establish Prudential’s European investment office. Mr. Salem is also a director of Asurion Corp.

Peter O. Wilde is a Managing Director of Providence Equity Partners. Prior to joining Providence Equity Partners in 2002, Mr. Wilde was a General Partner at BCI Partners, where he began his career in private equity investing in 1992. Mr. Wilde is also a director of Asurion Corp., Decision Resources, Inc., Jones and Bartlett Publishers, Medical Media Holdings, Inc. and Survey Sampling International LLC and is chairman of Study Island.

Providence Equity Partners and Goldman Sachs Capital Partners each have the right to appoint two representatives and Leeds Equity Partners has the right to appoint one representative to our Board of Directors under the terms of our Amended and Restated Shareholders Agreement.

In October 2004, Apollo Group, Inc. and certain of its then current executive officers, including Todd S. Nelson, our Chief Executive Officer, President and a Director, were named as defendants in three civil lawsuits in the U.S. District Court for the District of Arizona alleging violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, as amended, later consolidated as In re Apollo Group, Inc. Securities Litigation. In August 2008, the District Court entered judgment in favor of all of the defendants, including Mr. Nelson, overturning a previous jury verdict in favor of the plaintiffs. The plaintiffs have appealled the judgment.

Leo F. Mullin, a Director, served as Chief Executive Officer of Delta Air Lines, Inc. from 1997 through December 2003 and as Chairman of Delta Air Lines, Inc. from 1999 through April 2004. Delta Air Lines, Inc. filed a petition under federal bankruptcy laws in September 2005.

Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct that applies to all of its employees, including its Chief Executive Officer and Chief Financial Officer. The Code is available on the Company’s website at www.edmc.com.

Audit Committee

Because the Company’s equity securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have, and do not have, an audit committee and therefore do not have an audit committee financial expert. The Board of Directors of the Company, with the assistance of a dedicated director liaison, performs the function of an audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Company is a wholly-owned subsidiary of Education Management Holdings LLC, which is wholly owned by Education Management Corporation. Representatives from the Principal Shareholders negotiated compensation arrangements with our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers (“Named Executive Officers”), and the overall amounts and mix of compensation paid to these executive officers reflects negotiations between these executive officers and the Principal Shareholders.

Compensation Objectives

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results; and

•	to further align the interests of executive officers with those of our shareholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to shareholder value and overall performance.

Our compensation program for senior executives, including the Named Executive Officers, is designed to reward Company performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance”. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at each individual’s contributions to our overall results, and our operating and financial performance compared with the targeted goals.

Discussion of Specific Compensation Elements

Our executive compensation during fiscal 2008 consisted of base salary, cash bonuses, grants under long-term incentive plans, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly affect decisions regarding other compensation elements. For example, an increase to the base salary of a Named Executive Officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

We believe that together all of our compensation components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create shareholder value. We believe that each of our compensation components is critical in achieving this goal. Base salaries provide executives with a base level of monthly income and security. Annual cash bonuses motivate executives to drive our financial performance. Long-term equity incentive awards link the interests of our executives with our shareholders, which motivates our executives to create shareholder value. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements.

Base Salary

We determine base salaries for all of our Named Executive Officers by reviewing the individual’s performance, the value each Named Executive Officer brings to us and general labor market conditions. Elements of individual performance considered, among others, without any specific weighting given to each element, were business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, motivation, communication, experience, expected future contributions to the Company, future potential, difficulty of replacement and accountability within the Company. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. Although we believe that base salaries for our Named Executive Officers for fiscal 2008 were generally competitive with the external market, we did not engage in benchmarking to determine base compensation. Rather, after subjectively setting base salaries based on the above factors, we reviewed a broad-based salary survey of a group of companies with which the Company competes for executive talent to obtain a general understanding of the reasonableness of base salaries for our Named Executive Officers. No element of Named Executive Compensation was set or adjusted based on compensation data regarding the compensation practices of other companies.

The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of the Company and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year. Our Board of Directors reviews the relative internal compensation relationships among the Named Executive Officers, based principally on each executive’s level of responsibilities, individual performance and future potential. While the Board monitors these pay relationships, it does not target any specific pay ratios.

Cash Bonuses

We provide annual incentives to our executive officers and other key employees in the form of cash bonuses to align executive officer pay with overall company financial performance and to promote achievement of both corporate and individual performance goals. These bonuses are granted pursuant to our Management Incentive Compensation Plan (“MICP”), which provides that bonuses are to be paid based on the attainment of corporate and individual goals and objectives. At the beginning of each fiscal year, the Board of Directors establishes target bonuses as a percentage of each eligible employee’s annual salary. For our executive officers, these target bonus percentages are based on their respective employment agreements. The terms of the employment agreements with our Named Executive Officers, including the target bonus percentages under the MICP, were the product of extensive negotiations with the Sponsors. For fiscal 2008, the target percentages of base salary for each of our Named Executive Officers were as follows: Messrs. McKernan, Nelson and West 125%, Mr. Mazzoni 90% and Mr. Weiss 100%, The Board of Directors establishes annual performance “triggers” which must be satisfied in order for employees who participate in the MICP to receive bonus payments. In fiscal 2008, the performance triggers were as follows:

•	For education systems other than Argosy University, achievement of a specified undergraduate student placement rate and average starting salary for placed students; and

•	For Argosy University employees, receipt from HLC of reaccreditation for a minimum of a five year period with no prohibitions on the formation of new campuses or introduction of new programs.

Corporate officers (including our executive officers) receive 85% of their target bonus based on satisfaction of the non-Argosy University payment trigger and 15% of their target bonus based on satisfaction of the Argosy University payment trigger. We selected these percentages to reflect the relative overall importance of our education systems other than Argosy University as a group as compared with Argosy University. Both performance triggers were satisfied during fiscal 2008.

If the performance triggers are satisfied, the amount of bonuses paid under the MICP is determined based on our performance against specific financial targets established by the Board of Directors at the beginning of each year and the satisfaction of individual key performance objectives (“KPOs”) approved at the beginning of the fiscal year. For fiscal 2008, the financial targets were (i) earnings before interest, depreciation, taxes and amortization (“EBITDA”) less capital expenditures, and (ii) net revenue. Corporate officers, including Named Executive Officers Messrs. McKernan, Nelson, and West, received 60% percent of their bonus based on the EBITDA less capital expenditures target, 20% based on the net revenue target and 20% based on the completion of their individual KPOs. Actual performance is measured against the financial and KPO targets and bonus amounts are adjusted as follows:

Financial Measures	Above Plan	Below Plan

Revenue	4% increase for each 1% above plan	1% reduction for the first 1% below plan, 2% for the next 1% below plan, 3% for the next 1% below plan and 4% for every percent below plan thereafter.
EBITDA	4% increase for each 1% above plan	1% reduction for the first 1% below plan, 2% for the next 1% below plan, 3% for the next 1% below plan and 4% for every percent below plan thereafter.
Capital Expenditures	1% increase for each 1% above plan	1% reduction for the first 1% below plan, 2% for the next 1% below plan, 3% for the next 1% below plan and 4% for every percent below plan thereafter.
Key Performance Objectives	4% increase for each 1% above plan	4% reduction for each 1% below plan

Our performance against the company-wide financial targets during fiscal 2008 was as follows: (i) net revenues achieved 100.9% of the target; (ii) EBITDA achieved 108.5% of the target; and (iii) capital expenditures achieved 100% of the target. For fiscal 2008, Messrs. McKernan, Nelson and West were paid bonuses under the MICP in the amounts of $819,836, $1,024,795 and $838,469, respectively. These amounts were determined based on EBITDA less capital expenditures and net revenue targets being exceeded, each executive’s completion of his KPOs and a 20% discretionary bonus for each executive, which was approved by our Board of Directors.

Eligible employees who work for a specific school system are paid bonuses based on the results of their respective school system and their individual performance against their KPOs. The financial target portion of the bonuses payable to Messrs. Mazzoni and Weiss under the MICP are based partially on our overall financial results and partially based on the results of The Art Institutes and our fully online programs, respectively. Mr. Mazzoni’s bonus under the MICP was impacted by, in addition to our overall financial results discussed above, the following financial performance by The Art Institutes education system: (i) net revenues achieved 102.2% of the target; (ii) EBITDA achieved 107.4% of the target; and (iii) capital expenditures achieved 100.4% of the target. Mr. Weiss’ bonus under the MICP was impacted by, in addition to our overall financial results discussed above, the following financial performance by the fully online programs offered by The Art Institute of Pittsburgh, Online Division, Argosy University and South University: (i) net revenues achieved 98.9% of the target; (ii) EBITDA achieved 96.0% of the target; and (iii) capital expenditures achieved 110.4% of the target. For fiscal 2008, Messrs. Mazzoni and Weiss were paid bonuses under the MICP in the amounts of $436,970 and $403,322, respectively. These amounts were determined based on EBITDA less capital expenditures and net revenue targets being exceeded, each executive’s completion of his KPOs and a 20% discretionary bonus for each executive, which was approved by our Board of Directors.

Members of executive committees at individual schools receive bonuses based on the financial results of their school and their performance against their individual KPOs. The MICP provides for minimum and maximum attainments of each financial target and additional payments based on greater than 100% satisfaction of the EBITDA, capital expenditures and net revenue financial targets. We believe that the minimum level of performance for meeting the financial targets in any given year should not be easily achievable and typically would not be achieved in every case. As for the maximum level or greater payout, we believe that this level of performance would typically be achieved less often than the minimum target level of performance. This uncertainty ensures that any payments under the MICP are truly performance-based, consistent with the plan’s objectives. However, we recognize that the likelihood of achieving either level of performance for any given year may be different, and we believe that the bonus amount paid should be appropriate for the performance level achieved.

The Board of Directors has the discretion to increase or decrease a bonus computed under the terms of the MICP by up to 20% of amount otherwise payable under the plan, provided that no bonus under the MICP may exceed 150% of an employee’s annual salary. In fiscal 2008, each of our Named Executive Officers received a 20% discretionary increase to their bonuses payable under the MICP.

Long-Term Incentive Plans

Our Board of Directors believes that equity-based compensation awards foster and promote our long-term financial success by linking the interests of our executive management team with our shareholders. The Board also believes that increasing the personal equity stake of our executive officers in our continued success and growth can potentially materially increase shareholder value. Equity-based compensation awards also enable us to attract and retain the services of an outstanding management team, upon which the success of our operations are largely dependent. Options to purchase EDMC’s common stock are the primary equity compensation vehicle we utilize, as the Board of Directors believes the award of options align the interests of these individuals with the interests of our shareholders and our growth in real value over the long-term, as the benefits of these awards are enhanced with an appreciation of the price of EDMC’s common stock.

2006 Stock Option Plan.  Under the 2006 Stock Option Plan, certain management and key employees of the Company are granted a combination of time-based options and performance-based options to purchase common stock issued by us. Time-based options generally vest ratably over a five-year period on the anniversary of the date of the grant. Time-based options generally vest upon a change of control, subject to certain conditions, and both time-based and performance-based options expire ten years from the date of grant. A change of control would occur upon any transaction or occurrence immediately following which certain private equity funds affiliated with the Principal Shareholders, in the aggregate, cease to beneficially own securities of EDMC representing a majority of the outstanding voting power entitled generally to vote for the election of directors.

Performance-based options vest upon the attainment of specified returns on invested capital in EDMC by the private equity funds affiliated with the Principal Shareholders that invested in EDMC in connection with the Transaction. More specifically, performance-based options generally vest in 20% increments upon the Principal Shareholders’ realizing, through one or more “Realization Events”, multiples of their invested capital of two, two and a half, three, three and a half, and four. A minimum realized return multiple of two is required for any of the options to vest and all options vest if a return multiple of four is realized. For these purposes a “Realization Event” is any event or transaction (i) in which the Principal Shareholders receive cash or marketable securities in respect of their interest in shares of EDMC’s common stock, including by means of a sale, exchange or other disposition of their interests in shares of EDMC’s common stock (other than transfers by members of the Principal Shareholders to or among their respective affiliates) or dividends or other distributions from EDMC to its shareholders or (ii) the first day after (a) the Principal Shareholders cease to own in the aggregate at least 30% of EDMC’s outstanding voting securities, measured by voting power, and (b) the Principal Shareholders have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. We granted these performance-based options to align even more closely the interests of our employees with those of EDMC’s shareholders by tying the vesting of those options to the realization of target equity values by the Principal Shareholders. Because these options will not vest unless the Principal Shareholders receive certain multiples on their original investment, this drives our Named Executive Officers to increase our financial performance and stock value and liquidity, which benefits all of our shareholders, not just the Principal Shareholders.

Both the time-based and performance-based grants are subject to conditions under SFAS No. 123R that define certain events that must occur in order for the participants to receive fair market value for their options.

Time-based options offer a retentive feature to our stock option program that satisfies an important program objective by providing continuity through business cycles as well as smoothing payout volatility. Time-based options also provide further alignment with shareholders through increased ownership levels. Performance-based options ensure both shareholder alignment and focus on business priorities, by clearly communicating what is most important in driving business performance and ultimately creating shareholder value. We believe that a performance-based option program focusing on returns on invested capital to the Principal Shareholders creates specific alignment with objectives for growth, profitability and shareholder value. We subjectively allocated the number of time-based and performance-based option grants to our Named Executive Officers in amounts that we believed would both retain the Named Executive Officers as well as motivate them to drive our financial performance.

LTIC Plan.  EDMC adopted a Long Term Incentive Compensation Plan (the “LTIC Plan”) in December 2006. We implemented the LTIC Plan principally to serve as another tool to align the interests of our employees with the interests of EDMC shareholders by motivating them to increase share value by giving them the opportunity to benefit if EDMC stock price rises, which increased share value is also the primary interest of our shareholders. Pursuant to the terms of the LTIC Plan, a bonus pool will be created after the occurrence of a “Realization Event” based on returns to the Principal Shareholders in excess of their initial investment. The size of the bonus pool can generally range from $2 million to $21 million, based on the Principal Shareholders realizing from two times their initial investment to four times their initial investment, provided that if the return realized by the Principal Shareholders exceeds four times their initial investment, the bonus pool will equal the product of 0.0075 and the aggregate proceeds in excess of the total capital invested in shares of our common stock by all EDMC shareholders. The amount of the bonus pool that an employee will be entitled to receive will be determined by multiplying the amount of the bonus pool by a fraction, the numerator of which is the total number of units held by the employee and the denominator of which is 1,000,000. Payments by us to the LTIC Plan will be in cash or, at the election of EDMC’s Board of Directors, shares of EDMC’s common stock. For purposes of the LTIC Plan, a “Realization Event” is the first day after (a) certain private equity funds affiliated with the Principal Shareholders cease to own in the aggregate at least 30% of EDMC’s outstanding voting securities, measured by voting power, and (b) the Principal Shareholders have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. None of our executive officers participated in the LTIC Plan during fiscal 2008.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) plan. In addition, we maintain a nonqualified deferred compensation plan that is available to all key executives, officers and certain other employees. For a description of the terms of this plan, as well as information about the account balances held by each of the Named Executive Officers, see “Nonqualified Deferred Compensation” below.

We also offer to certain executives limited perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include reimbursement of relocation expenses and related tax gross-ups and are quantified in the Summary Compensation Table below.

Compensation Committee Interlocks and Insider Participation

Because our equity is not publicly traded, we do not have a compensation committee. Our Board is composed of seven directors, two of whom were officers of the Company during the past fiscal year, all of whom participated in deliberations concerning executive officer compensation during fiscal year 2008. There are no interlocking relationships requiring disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Compensation Committee Report

As the Company does not have a Compensation Committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Board of Directors has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

John R. McKernan, Jr.
Todd S. Nelson
Adrian M. Jones
Jeffrey T. Leeds
Leo F. Mullin
Paul J. Salem
Peter O. Wilde

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Company’s Named Executive Officers for the fiscal years ended June 30, 2008 and 2007.

							Change in
							Pension
							Value and
						Non-Equity	Non-Qualified
					Option	Incentive	Deferred
	Fiscal			Stock	Award	Plan	Compensation	All Other
	Year	Salary	Bonus(7)	Award	(s)(1)	Payments	Earnings	Compensation		Total

John R. McKernan, Jr.	2008	$463,472	$136,639	—	—	$683,197	—	$69,560	(2)	$1,352,868
Executive Chairman	2007	553,466	157,059	—	—	785,297	—	60,254		1,556,076
Todd S. Nelson	2008	568,192	170,799	—	—	853,996	—	82,794	(3)	1,675,781
President and Chief Executive	2007	177,692	65,442	—	—	327,208	—	31,838		602,180
Officer
Edward H. West	2008	464,192	139,745			698,724	—	108,909	(4)	1,411,570
Chief Financial Officer	2007	450,000	128,503	—	—	642,516	—	56,970		1,277,989
John M. Mazzoni	2008	309,462	72,878	—	—	364,092	—	30,896	(5)	777,328
President, The Art Institutes	2007	297,061	60,507	—	—	302,535	—	25,173		685,276
Stephen J. Weiss	2008	308,262	67,220	—	—	336,102	—	34,944	(6)	746,528
President, EDMC Online	2007	294,185	33,807	—	—	416,193	—	20,201		764,386
Higher Education

(1)	The Company did not record any expense for options under SFAS No. 123R during fiscal 2008, due to restrictions on option holders’ ability to receive value on their stock option grants until certain performance conditions are achieved. If we had recorded option expense under SFAS No. 123R, we would have recorded expense for the time-vested options of $918,732 for Mr. McKernan, $1,834,621 for Mr. Nelson, $442,778 for Mr. West, $221,154 for Mr. Mazzoni and $294,984 for Mr. Weiss. A description of the Company’s analysis of SFAS No. 123R expense is set forth in Note 12 to the accompanying audited consolidated financial statements.

(2)	Represents the Company’s match to Mr. McKernan’s 401(k) contribution ($8,182), the amount paid to the Company’s Deferred Compensation Plan on Mr. McKernan’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($57,355), compensation for declining the Company’s health insurance benefit program and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. McKernan.

(3)	Represents the reimbursement for housing in Pittsburgh, Pennsylvania, reimbursement for travel to and from Pittsburgh, Pennsylvania ($40,994) and a tax gross-up payment for the housing and travel reimbursements ($38,290) along with the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Nelson.

(4)	Represents a tax-gross up payment for relocation expenses ($47,814), expense reimbursement and a related tax-gross-up ($5,095), the Company’s match to Mr. West’s 401(k) contribution ($10,405), the amount paid to the Company’s Deferred Compensation Plan on Mr. West’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($45,055), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. West.

(5)	Represents the Company’s match to Mr. Mazzoni’s 401(k) contribution ($10,054), the amount paid to the Company’s Deferred Compensation Plan on Mr. Mazzoni’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($20,167), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Mazzoni.

(6)	Includes the Company’s match to Mr. Weiss’ 401(k) contribution ($10,358), the amount paid to the Company’s Deferred Compensation Plan on Mr. Weiss’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($23,912), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Weiss.

(7)	Amounts in this column represent discretionary bonuses paid under the MICP.

GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards to the Named Executive Officers during the fiscal year ended June 30, 2008.

Employment Agreements

We have entered into employment agreements with all our executive officers and certain other senior managers. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control. In addition, under the terms of the option awards made to executives, acceleration of vesting of options occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

McKernan Employment Agreement.  Effective as of June 1, 2006, we entered into an employment agreement with Mr. McKernan, which was modified on February 13, 2007 and June 28, 2007 (the “McKernan Agreement”). The McKernan Agreement cancelled and superseded Mr. McKernan’s prior employment agreement, dated as of August 5, 2003. Mr. McKernan became our Executive Chairman in February 2007 when Mr. Nelson was hired as Chief Executive Officer and President. The McKernan Agreement provides that Mr. McKernan will receive an annual salary of $550,000, subject to review and discretionary increases by the Board of Directors, a target bonus of 125% of his annual salary and other employee benefits under the various benefit plans and programs we maintain for our employees. As of December 31, 2007, a “transition event” will be deemed to occur under the McKernan Agreement and Mr. McKernan’s annual salary will decrease by 40% and he will forfeit 40% of his nonvested stock options. Mr. McKernan will decrease his hours worked on behalf of the Company once the transition event occurs and will be permitted to undertake other engagements that do not interfere with his obligations to the Company.

The McKernan Agreement is for a five-year term. We may terminate the McKernan Agreement with or without cause and Mr. McKernan may resign in each case, other than a termination for cause, upon 30 days’ advance written notice to the other party. Under the McKernan Agreement, cause means (i) Mr. McKernan’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) Mr. McKernan is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) in carrying out his duties under the McKernan Agreement, Mr. McKernan engages in (x) gross negligence causing material harm to EDMC, its business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) Mr. McKernan willfully and materially breaches (x) the restrictive covenants described in the McKernan Agreement or (y) certain material written policies of EDMC, as in effect on the date of the McKernan Agreement.

If Mr. McKernan is terminated during his term other than for cause (as defined in the McKernan Agreement), or by Mr. McKernan for good reason, Mr. McKernan is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is within the first two-year period, or if it is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan) the sum of his base salary plus the target annual bonus, and (ii) a pro-rata annual bonus based on his target annual bonus. “Good reason”, as that term is used above, includes (a) any material diminution of authorities, titles or offices, (b) any change in the reporting structure such that Mr. McKernan reports to someone other than the Board of Directors, (c) a relocation of primary place of employment by more than 50 miles, (d) a material breach of ours of any material obligation to Mr. McKernan, and (e) any failure of ours to obtain the assumption in writing of its obligation to perform the McKernan Agreement by any successor following any merger, consolidation, sale or similar transaction, except where the assumption occurs by operation of law.

The McKernan Agreement contains non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of twenty-four months following termination of employment. Mr. McKernan also purchased $3,000,000 of EDMC’s common stock pursuant to a purchase agreement with the Principal Shareholders.

Nelson Employment Agreement.  On February 8, 2007, we entered into an employment agreement (the “Nelson Agreement”) with Mr. Nelson pursuant to which Mr. Nelson serves as the Chief Executive Officer and President of the Company and as a Director of the Company.

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

The Company may terminate the Nelson Agreement with or without cause and Mr. Nelson may resign upon 30 days’ advance written notice to the other party, except that no notice is required upon termination by the Company for cause. Under the Nelson Agreement, cause means (i) Mr. Nelson’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) Mr. Nelson is indicted for, convicted of, or enters a plea of nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) in carrying out his duties under the Nelson Agreement, Mr. Nelson engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; (iv) Mr. Nelson willfully and materially breaches (x) the restrictive covenants described in the Nelson Agreement or (y) certain material written policies, as in effect on the Effective Date; or (v) Mr. Nelson is named in and receives a Wells Notice or is notified by the U.S. Department of Justice or U.S. Attorney’s Office that he has been designated a “target” of an investigation by either of them.

Upon the termination of Mr. Nelson’s employment for any reason, Mr. Nelson will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. Nelson is terminated during the term of the Nelson Agreement other than for cause, or if Mr. Nelson terminates his employment for good reason,

Mr. Nelson is entitled to a lump sum severance payment equal to (i) 1.5 times the sum of his annual base salary plus his target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. In the event that such termination without cause or for good reason is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan, the lump sum paid to Mr. Nelson will equal (y) 3.0 times the sum of his base salary plus the target annual bonus, and (z) a pro-rated annual bonus based on his target annual bonus. “Good reason”, as that term is used above, generally includes (a) any material diminution in Mr. Nelson’s responsibilities or titles, or the assignment to him of duties that materially impair his ability to perform the duties normally assigned to an executive in his role at a corporation of the size and nature of the Company; (b) any change in the reporting structure so that Mr. Nelson does not report to the Board of Directors; (c) any relocation of the Company’s principal office to a location more than fifty (50) miles from Pittsburgh, Pennsylvania following Mr. Nelson’s relocation to the metropolitan Pittsburgh area; (d) a material breach by the Company of any material obligation to Mr. Nelson; or (e) in the event of a change of control, any failure of the Company to obtain written agreement of the successor to the Company to perform the Company’s obligations under the Nelson Agreement. If the Company terminates the agreement effective upon expiration of the term with timely notice to Mr. Nelson, and Mr. Nelson elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the Nelson Agreement.

The Nelson Agreement also includes non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of 12 months following termination of employment while the non-solicitation period continues for 24 months following termination of employment. Mr. Nelson purchased $10,000,000 of EDMC’s common stock pursuant to the Nelson Agreement. We also agreed to reimburse Mr. Nelson for housing in Pittsburgh, Pennsylvania and periodic round trips to Phoenix, Arizona and Salt Lake City, Utah through June 2009.

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

Mr. West also purchased $500,000 of EDMC’s common stock pursuant to a purchase agreement with the Principal Shareholders.

We may terminate the West Agreement with or without cause and Mr. West may resign in each case, other than a termination for cause, upon 30 days advance written notice to the other party. Under the West Agreement, cause means (i) Mr. West’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) Mr. West is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) in carrying out his duties under the West Agreement, Mr. West engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) Mr. West willfully and materially breaches (x) the restrictive covenants described in the West Agreement or (y) certain material written policies of EDMC, as in effect on the Effective Date.

Upon an eligible termination for any reason, Mr. West will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. Under the West Agreement, if Mr. West is terminated during his term other than for cause, or by Mr. West for good reason, Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan) the sum of Mr. West’s base salary plus the target annual bonus and (ii) a pro-rata annual bonus based on his target annual bonus. “Good reason”, as that term is used above, includes (a) any material diminution of authorities, titles or offices, (b) any change in the reporting structure such that Mr. West reports to someone other than the Chief Executive Officer, (c) a relocation of primary place of employment by more than 50 miles, (d) a material breach of ours of any material obligation to Mr. West and (e) any failure of ours to obtain the assumption in writing of its obligation to perform the West Agreement by any successor following a change of control. If we terminate the agreement effective upon expiration of the term with timely notice to Mr. West, and Mr. West elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the West Agreement.

The West Agreement contains non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of 18 months following termination of employment. The West Agreement provides that we would reimburse Mr. West for housing in Pittsburgh, Pennsylvania and weekly round trips to Philadelphia, Pennsylvania through August 2007 unless Mr. West earlier relocated to Pittsburgh, Pennsylvania. We also agreed to bear the cost of Mr. West’s relocation to Pittsburgh, Pennsylvania in accordance with our relocation policy. Mr. West relocated to Pittsburgh, Pennsylvania during fiscal 2007.

Other Executive Employment Agreements.  The employment agreements with Messrs. Mazzoni and Weiss include the following terms:

•	A three-year term commencing December 7, 2006, with one-year automatic renewals unless terminated on 180 days advance notice, provided that if we terminate the agreement effective upon expiration of the term with timely notice to executive, and the executive elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the employment agreement;

•	An annual base salary which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus based on a percentage of the executive’s annual salary;

•	Employee benefits under the various benefit plans and programs we maintain for our employees;

•	Participation in the EDMC stock option plan;

•	Monthly salary and bonus payments for 12 months (18 months in the case of Mr. Weiss) upon a termination without “cause” or a resignation for “good reason”, provided that the period of monthly payments increases to two years if the termination without cause or resignation for good reason if the date of termination is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan;

•	Cause means (i) the individual’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) the individual is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) the individual engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) the individual willfully and materially breaches (x) the restrictive covenants described in his respective agreement or (y) certain material written policies, as in effect on the Effective Date;

•	Good reason means the occurrence of any of the following events without either the individual’s prior written consent or full cure within 30 days after he gives written notice to us describing the event and requesting cure: (i) the reassignment to the individual to a position that is not a corporate officer level position or the assignment to the individual of duties that are not consistent with such corporate officer level position; (ii) any relocation of the individual’s principal place of employment; (iii) any material breach by us or any of our affiliates of any material obligation to the individual; or (iv) any failure of us to obtain the assumption in writing of its obligation to perform his respective agreement by any successor to all or substantially all of our assets within 15 days after any merger, consolidation, sale or similar transaction, except where such assumption occurs by operation of law;

•	Noncompetition, confidentiality and nonsolicitation restrictive covenants for a period of 12 months after termination of employment;

•	In the event of the executive’s disability, continuation of all compensation and benefits through the earlier to occur of the next anniversary of the date of the employment agreement or the date of the executive’s death, provided that the obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan that we sponsor or otherwise maintain and that in no event will our total annual obligation for base salary payments to the executive be greater than an amount equal to two-thirds of the executive’s base salary; and

•	In the event of the executive’s death, six months of salary, a pro-rata bonus for the year of death and six months of bonus payments based on the higher of (i) the average bonus paid to the executive in each of the last three years, and (ii) the bonus paid to the executive in the most recent 12 month period (annualized for any partial year payments).

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding stock options and restricted stock held by the Named Executive Officers at June 30, 2008.

	Option Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market
									Awards:	or Payout
				Equity				Market	Number of	Value of
				Incentive				Value of	Unearned	Unearned
				Plan			Number of	Shares or	Shares,	Shares,
				Awards:			Shares	Units of	Units or	Units or
	Number of	Number of		Number of			or Units	Stock	Other	Other
	Securities	Securities		Securities			of Stock	That	Rights	Rights
	Underlying	Underlying		Underlying	Option		That Have	Have	That	That
	Unexercised	Unexercised		Unexercised	Exercise	Option	Not	Not	Have Not	Have Not
	Options (#)	Options (#)		Unearned	Price	Expiration	Vested	Vested	Vested	Vested
	Exercisable	Unexercisable		Options (#)	($)	Date	(#)	($)	(#)	($)

John R. McKernan, Jr.	64,439 (1)	59,863	(1)	—	$50.00	5/31/2016	—	—	—	—
	—	—		124,299 (2)	50.00	5/31/2016	—	—	—	—
Todd S. Nelson	56,420	225,681	(3)	—	55.00	3/8/2017	—	—	—	—
	—	—		282,102 (4)	55.00	3/8/2017	—	—	—	—
	5,000	20,000	(5)	—	55.00	3/29/2017	—	—	—	—
Edward H. West	27,368 (6)	41,053	(6)	—	50.00	5/31/2016	—	—	—	—
	—	—		68,421 (4)	50.00	5/31/2016	—	—	—	—
	2,053	8,210	(7)	—	60.00	6/27/2017	—	—	—	—
	—	—		10,263 (4)	60.00	6/27/2017	—	—	—	—
John M. Mazzoni	13,240 (6)	19,860	(6)	—	50.00	5/31/2016	—	—	—	—
	—	—		33,100 (4)	50.00	5/31/2016	—	—	—	—
	993	3,972	(7)	—	60.00	6/27/2017	—	—	—	—
	—	—		4,965 (4)	60.00	6/27/2017	—	—	—	—
Stephen J. Weiss	17,660 (6)	26,490	(6)	—	50.00	5/31/2016	—	—	—	—
	—	—		44,150 (4)	50.00	5/31/2016	—	—	—	—
	1,324	5,298	(7)	—	60.00	6/27/2017	—	—	—	—
	—	—		6,623 (4)	60.00	6/27/2017	—	—	—	—

(1)	Represents time vested stock options that vest on a monthly basis over a five-year term. Mr. McKernan forfeited 46,750 of his time vested stock options on December 31, 2007, the effective date of the “transition event” under his employment agreement.

(2)	Represents performance vested stock options that vest based on investment returns to the investment funds associated with the Principal Shareholders which invested in EDMC in connection with the Transaction. Mr. McKernan forfeited 46,755 of his performance vested stock options on December 31, 2007, the effective date of the “transition event” under his employment agreement.

(3)	Represents time-based stock options which vest over a five-year period, 20% of which vested on March 9, 2008, one year from the date of grant, and 20% of which vests on each of the next four anniversaries of the date of grant.

(4)	Represents performance vested stock options that vest based on investment returns to the investment funds associated with the Principal Shareholders which invested in EDMC in connection with the Transaction.

(5)	Represents time-based stock options which vest over a five-year period, 20% of which vested on March 30, 2008, one year from the date of grant, and 20% of which vests on each of the next four anniversaries of the date of grant.

(6)	Represents time-based stock options which vest over a five year period, 20% of which vested on June 1, 2007 and 20% of which vests on June 1 of the next four years.

(7)	Represents time-based stock options which vest over a five-year period, 20% of which vested on June 28, 2008, one year from the date of grant, and 20% of which vests on each of the next four anniversaries of the date of grant.

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during the fiscal year ended June 30, 2008.

Pension Benefits

None of the Named Executive Officers receive pension benefits.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth the nonqualified deferred compensation received by named executive officers during the fiscal year ended June 30, 2008.

			Aggregate
	Executive	Registrant	Earnings	Aggregate	Aggregate
	Contributions	Contributions	in Fiscal	Withdrawals/	Balance at
	in Fiscal 2008	in Fiscal 2008 (*)	2008	Distributions	6/30/08

John R. McKernan, Jr.	$94,236	$57,355	$(46,189)	—	$756,120
Todd S. Nelson	—	—	—	—	—
Edward H. West	—	45,055	(3,641)	—	41,414
John M. Mazzoni	2,704	20,167	(2,957)	—	133,859
Stephen J. Weiss	—	23,912	(2,223)	—	49,013

*	The amounts in this column are reported as compensation in the All Other Compensation column of the Summary Compensation Table.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

This section describes payments that may be made to the Company’s Named Executive Officers upon several events of termination, including termination in connection with a change of control, assuming the termination event occurred on June 30, 2008 (except as otherwise noted). All payments to an executive described below are conditioned on the executive’s execution, delivery and non-revocation of a valid and enforceable general release of claims.

We may terminate the employment agreements with each of the Named Executive Officers with or without cause and the executive may resign in each case, other than a termination for cause, upon 30 days’ advance written notice to the other party. Upon an eligible termination for any reason, the executive will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If the executive is terminated for cause or if the executive terminates his employment other than for good reason, any annual bonus earned will be forfeited.

The term “good reason” for each executive employment agreement is described above under “Employment Agreements”.

The term “change in control” for each executive employment generally means a transaction or occurrence immediately following which the Principal Shareholders, in the aggregate, cease to beneficially own securities of the Company representing a majority of the outstanding voting power entitled generally to vote for the election of directors.

The term “cause” under each executive employment agreement generally means that the executive has engaged in any of a list of specified activities, including any of the following:

•	the willful failure to use best efforts to perform the executive’s employment duties;

•	the indictment for, conviction of or guilty plea to any felony or a misdemeanor involving moral turpitude;

•	gross negligence causing harm to the Company or willful and material misconduct or breach of fiduciary duty; or

•	the willful breach of certain restrictive covenants or written policies.

Other material terms of the employment agreements with the Named Executive Officers addressing payments upon termination or a change of control are as follows:

John R. McKernan, Jr.

If Mr. McKernan is terminated during his term other than for cause, or if Mr. McKernan terminates his employment for good reason, Mr. McKernan is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is within the first two-year period of the agreement, or if it is in anticipation of or within two years following a change in control) the sum of Mr. McKernan’s base salary plus the target annual bonus and (ii) a pro-rated annual bonus based on his target annual bonus.

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

Todd S. Nelson

If Mr. Nelson is terminated by the Company other than for cause, or if Mr. Nelson terminates his employment with good reason, Mr. Nelson is entitled to a lump sum severance payment equal to (i) 1.5 times (or three times if the termination is in anticipation of or within two years after a change in control) the sum of his annual base salary plus his target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Mr. Nelson is also entitled to reimbursement for COBRA premiums in the amount of COBRA premiums charged to Mr. Nelson minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.

In addition, the Nelson Agreement will terminate prior to its scheduled expiration date in the event of Mr. Nelson’s death or disability. In the event of his death or disability during the employment term, the Company will pay Mr. Nelson or his estate, as applicable, in addition to any accrued unpaid amounts, his pro-rated annual bonus for the year of such termination.

Edward H. West

If Mr. West is terminated by the Company other than for cause, or if Mr. West terminates his employment with good reason, then Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is in anticipation of or within two years following a change in control) the sum of Mr. West’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Mr. West is also entitled to reimbursement for COBRA premiums, in the amount of COBRA premium charged to Mr. West minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.

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

Agreements with Messrs. Mazzoni and Weiss

If any of Messrs. Mazzoni or Weiss is terminated by the Company other than for cause, or one of these executives terminates his employment with good reason, then the executive is entitled to severance payment of (i) one times for Mr. Mazzoni and one and one-half times for Mr. Weiss (or two times for both executives if the termination is in anticipation of or within two years following a change in control) the sum of the executive’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Severance payments are made on a monthly basis except in the event of a termination in anticipation of or within two years following a change of control, in which case the payment will be made in a lump sum. Each executive is also entitled to continuation of welfare benefits minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.

In addition, the employment agreements with Messrs. Mazzoni or Weiss will terminate prior to its scheduled expiration date in the event of death or disability. In the event of the executive’s death during the employment term, we will continue to pay to the executive’s designee or his estate the executive’s base salary and pro rata target annual bonus for a period of six months in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination. In the event of the executive’s disability, the employment agreement will not terminate until the anniversary date of the agreement next following the date that the executive is determined to be disabled. For the period from the date the Executive is determined to be disabled through the earlier of the next anniversary date of the date of the employment agreement or the date of the executive’s death, we will continue to provide the executive all compensation and benefits provided for under the agreement, provided that our obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan and our total annual obligation pay the executive’s base salary will not exceed two-thirds of the executive’s base salary.

Table of Benefits Upon Termination Events

The following tables show potential payments to the Named Executive Officers upon termination of employment assuming a June 30, 2008 termination date. In connection with the amounts shown in the table, stock option benefit amounts for each option as to which vesting will be accelerated upon the occurrence of the termination event is equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share of the option and the estimated fair market value of the stock on June 30, 2008 established by a contemporaneous private transaction in EDMC’s common stock.

John R. McKernan, Jr.

	Without Cause		For Cause	Change in
	or For		or Without	Control or Sale
	Good Reason		Good Reason	of Business(1)		Disability	Death

Compensation:
Base Salary and Target Bonus	$1,372,800	(2)	$—	$2,745,600	(3)	$—	$—
Target Bonus in Year of Termination	572,000		—	572,000		572,000	572,000
Stock Options(4)	4,852,447		2,964,203	5,717,892		2,964,203	2,964,203
Benefits and Perquisites:
Health and Welfare Benefits	—		—	—		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds(5)	—		—	—		—	500,000
Disability Benefits(6)	—		—	—			—
Accrued Vacation Pay	22,440		22,440	22,440		22,440	22,440
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$6,819,687		$2,986,643	$9,057,932		$3,558,643	$4,058,643

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) base salary at June 30, 2008, and (ii) fiscal 2008 target incentive bonus.

(3)	Consists of three times the sum of (i) base salary at June 30, 2008, and (ii) fiscal 2008 target incentive bonus.

(4)	Assumes fair market value of $96.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. McKernan is terminated other than for cause or terminates his employment for good reason, his time vested stock options will continue to vest for an additional 24 months. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by the Principal Shareholders in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.

(6)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

Todd S. Nelson

	Without Cause		For Cause	Change in
	or For		or Without	Control or Sale
	Good Reason		Good Reason	of Business(1)		Disability	Death

Compensation:
Base Salary and Target Bonus	$1,930,500	(2)	$—	$3,861,000	(3)	$—	$—
Target Bonus in Year of Termination	715,000		—	715,000		715,000	715,000
Stock Options(4)	7,554,685		2,518,228	12,591,141		2,518,228	2,518,228
Benefits and Perquisites:
Health and Welfare Benefits(5)	12,478		—	12,478		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds(6)	—		—	—		—	500,000
Disability Benefits(7)	—		—			—	—
Accrued Vacation Pay	22,000		22,000	22,000		22,000	22,000
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$10,234,663		$2,540,228	$17,201,619		$3,255,228	$3,755,228

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) fiscal 2008 base salary of $572,000 and (ii) fiscal 2008 target incentive bonus of $715,000.

(3)	Consists of three times the sum of (i) fiscal 2008 base salary of $572,000 and (ii) fiscal 2008 target incentive bonus of $715,000.

(4)	Assumes fair market value of $96.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Nelson is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on each of the next two anniversaries of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by the Principal Shareholders in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the Company’s estimated expense of providing the executive with COBRA health insurance benefits for 18 months after termination.

(6)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.

(7)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

Edward H. West

	Without Cause		For Cause	Change in
	or For		or Without	Control or Sale
	Good Reason		Good Reason	of Business(1)		Disability	Death

Compensation:
Base Salary and Target Bonus	$1,579,500	(2)	$—	$2,106,000	(3)	$—	$—
Target Bonus in Year of Termination	585,500		—	585,500		585,500	585,500
Stock Options(4)	2,739,574		1,332,840	3,516,834		1,332,840	1,332,840
Benefits and Perquisites:
Health and Welfare Benefits(5)	13,086		—	13,086		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds(6)	—		—	—		—	500,000
Disability Benefits(7)			—				—
Accrued Vacation Pay	19,800		19,800	19,800		19,800	19,800
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$4,937,460		$1,352,640	$6,241,220		$1,938,140	$2,438,140

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) fiscal 2008 base salary of $468,000 and (ii) fiscal 2008 target incentive bonus of $585,000.

(3)	Consists of two times the sum of (i) fiscal 2008 base salary of $468,000 and (ii) fiscal 2008 target incentive bonus of $585,000.

(4)	Assumes fair market value of $96.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. West is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on each of the next two anniversaries of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by the Principal Shareholders in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the Company’s estimated expense of providing the executive with COBRA health insurance benefits for 18 months after termination.

(6)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.

(7)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

John M. Mazzoni

	Without Cause		For Cause	Change in
	or For		or Without	Control or Sale
	Good Reason		Good Reason	of Business(1)		Disability		Death

Compensation:
Base Salary and Target Bonus	$592,800	(2)	$—	$1,185,600	(3)	$208,000	(4)	$156,000	(5)
Target Bonus in Year of Termination	280,800		—	280,800		280,800	(6)	181,521	(7)
Stock Options(8)	985,056		644,788	1,701,340		644,788		644,788
Benefits and Perquisites:
Health and Welfare Benefits(9)	8,724		—	8,724		8,724		—
Outplacement Services(10)	25,000		—	25,000		—		—
Life Insurance Proceeds(11)	—		—	—		—		500,000
Disability Benefits(12)	—		—	—		—		—
Accrued Vacation Pay	4,200		4,200	4,200		4,200		4,200
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$1,896,580		$648,988	$3,205,664		$1,146,512		$1,486,509

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.

(2)	Consists of the sum of (i) fiscal 2008 base salary of $312,000 and (ii) fiscal 2008 target incentive bonus of $280,800.

(3)	Consists of two times the sum of (i) fiscal 2008 base salary of $312,000 and (ii) fiscal 2008 target incentive bonus of $280,800.

(4)	Equals two-thirds of the executive’s base salary for fiscal 2008.

(5)	Equals one-half of the executive’s fiscal 2008 base salary.

(6)	Equals the executive’s fiscal 2008 target incentive bonus.

(7)	Equals one-half of the executive’s fiscal 2007 actual incentive bonus.

(8)	Assumes fair market value of $96.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Mazzoni is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by the Principal Shareholders in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(9)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.

(10)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.

(11)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.

(12)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

Stephen J. Weiss

	Without Cause		For Cause	Change in
	or For		or Without	Control or Sale
	Good Reason		Good Reason	of Business(1)		Disability		Death

Compensation:
Base Salary and Target Bonus	$936,000	(2)	$—	$1,248,000	(3)	$208,000	(4)	$156,000	(5)
Target Bonus in Year of Termination	312,000		—	312,000		312,000	(6)	225,000	(7)
Stock Options(8)	1,313,896		860,038	2,269,292		860,038		860,038
Benefits and Perquisites:
Health and Welfare Benefits(9)	12,264		—	12,264		12,264		—
Outplacement Services(10)	25,000		—	25,000		—		—
Life Insurance Proceeds(11)	—		—	—		—		500,000
Disability Benefits(12)	—		—	—		—		—
Accrued Vacation Pay	15,600		15,600	15,600		15,600		15,600
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$2,614,760		$875,638	$3,882,156		$1,407,902		$1,756,638

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason. For purposes of the table, we have assumed that the executive is terminated without cause or terminates his employment for good reason after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) fiscal 2008 base salary of $312,000 and (ii) fiscal 2008 target incentive bonus of $312,000.

(3)	Consists of two times the sum of (i) fiscal 2008 base salary of $312,000 and (ii) fiscal 2008 target incentive bonus of $312,000.

(4)	Equals two-thirds of the executive’s base salary for fiscal 2008.

(5)	Equals one-half of the executive’s fiscal 2008 base salary.

(6)	Equals the executive’s fiscal 2008 target incentive bonus.

(7)	Equals one-half of the executive’s fiscal 2007 actual incentive bonus.

(8)	Assumes fair market value of $96.00 per share. The executive’s time vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Weiss is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30-days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the minimum vesting of such options requires a return of at least twice the initial investment in EDMC by the Principal Shareholders in connection with the Transaction. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(9)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.

(10)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.

(11)	Amount equals the proceeds payable upon the executive’s death under the Company’s group term life insurance policy which covers all employees. Does not include the proceeds of any supplemental life insurance purchased by the executive.

(12)	The Company does not provide a disability policy for employees. Does not include any disability benefits which the executive may be eligible for under a policy paid for by the executive.

DIRECTOR COMPENSATION

The Company’s directors do not receive compensation for their service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding equity interests of Education Management LLC are owned by Education Management Holdings LLC. The following table presents information regarding the beneficial ownership of the equity securities of Education Management Corporation, parent of Education Management Holdings LLC, as of August 31, 2008 by each person who is known by us to beneficially own more than 5% of the equity securities of Education Management Corporation, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group.

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner(1)	Shares Owned	Shares Owned

Providence Equity Funds(2)	9,130,608	34.1
GS Limited Partnerships(3)(4)	9,130,608	34.1
GS EDMC Investors, LP(4)	1,600,000	8.3
GS Private Equity Partners Funds(5)	1,400,000	5.2
Leeds Equity Partners(6)	2,213,417	8.3
Adrian M. Jones(4)(5)	9,130,608	34.1
Jeffrey T. Leeds(6)	2,213,417	8.3
John M. Mazzoni(7)	22,233	*
John R. McKernan, Jr.(8)	129,571	*
Leo F. Mullin	10,000	*
Todd S. Nelson(9)	243,238	1.0
Paul J. Salem(2)	9,130,608	34.1
Stephen J. Weiss(10)	28,984	*
Edward H. West(11)	39,421	*
Peter O. Wilde(2)	9,130,608	34.1
All executive officers and directors as a group (17 persons)(12)	21,034,527	78.6

*	Less than 1%.

(1)	The address of each listed shareholder, unless otherwise noted, is c/o Education Management Corporation, 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222.

(2)	Consists of (i) 7,223,947 shares of common stock held by Providence Equity Partners V L.P. (“PEP V”), whose general partner is Providence Equity GP V L.P., whose general partner is Providence Equity Partners V

L.L.C. (“PEP V LLC”); (ii) 1,141,053 shares of common stock held by Providence Equity Partners V-A L.P. (“PEP V-A”), whose general partner is Providence Equity GP V L.P., whose general partner is PEP V LLC; (iii) 598,071 shares of common stock held by Providence Equity Partners IV L.P. (“PEP IV”), whose general partner is Providence Equity GP IV L.P., whose general partner is Providence Equity Partners IV L.L.C. (“PEP IV LLC”), (iv) 1,929 shares of common stock held by Providence Equity Operating Partners IV L.P. (“PEOP IV”) whose general partner is Providence Equity GP IV L.P., whose general partner is PEP IV LLC, and (v) 165,608 shares of common stock owned by PEP EDMC L.L.C. (collectively with PEOP IV, PEP IV, PEP V and PEP V-A, the “Providence Equity Funds”). PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. PEP IV LLC may be deemed to share the beneficial ownership of PEP IV and PEOP IV. PEP IV LLC disclaims this beneficial ownership. Mr. Salem is a member of PEP V LLC and PEP IV LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaims such beneficial ownership. PEP EDMC L.L.C. may be deemed to share beneficial ownership with PEP V, PEP V-A, PEP IV and PEOP IV. PEP EDMC L.L.C. disclaims this beneficial ownership. Mr. Wilde is a limited partner of Providence Equity GP IV L.P. and Providence Equity Partners GP V L.P. and disclaims beneficial ownership of any securities owned by such limited partnerships. The address of Mr. Salem, Mr. Wilde and each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(3)	Consists of 4,720,611 shares owned by GS Capital Partners V Fund, L.P., 2,438,470 shares owned by GS Capital Partners Fund V Offshore Fund, L.P., 1,618,762 shares owned by GS Capital Partners V Institutional, L.P., 187,157 shares owned by GS Capital Partners V GmbH & Co. KG, and 165,608 shares owned by GSCP V EDMC Holdings, L.P. (collectively, the “Goldman Sachs Capital Partners Funds”).

(4)	The Goldman Sachs Group, Inc. and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own the 10,730,608 shares of common stock which are collectively owned directly or indirectly by the Goldman Sachs Capital Partners Funds and GS EDMC Investors, LP, of which affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner or the managing partner. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Sachs Capital Partner Funds and GS EDMC Investors, LP. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Sachs Capital Partner Funds and GS EDMC Investors, LP share voting power and investment power with certain of their respective affiliates. Adrian M. Jones is a managing director of Goldman, Sachs & Co. Each of Mr. Jones, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Sachs Capital Partners Funds and GS EDMC Investors, LP, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Capital Partner Funds, The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Mr. Jones is 85 Broad Street, 10th Floor, New York, New York 10004.

(5)	Consists of 427,926 shares owned by GS Private Equity Partners 2000, L.P., 150,626 shares owned by GS Private Equity Partners 2000 Offshore, L.P., 166,192 shares owned by GS Private Equity Partners 2000 — Direct Investment Fund, L.P., 59,656 shares owned by GS Private Equity Partners 2002, L.P., 229,774 shares owned by GS Private Equity Partners 2002 Offshore, L.P., 51,850 shares owned by GS Private Equity Partners 2002 — Direct Investment Fund, L.P., 26,380 shares owned by GS Private Equity Partners 2002 Employee Fund, L.P., 18,554 shares owned by GS Private Equity Partners 2004, L.P., 120,705 shares owned by GS Private Equity Partners 2004 Offshore, L.P., 34,596 shares owned by Multi-Strategy Holdings, LP, 83,372 shares owned by GS Private Equity Partners 2004 — Direct Investment Fund, L.P. and 30,369 shares owned by GS Private Equity Partners 2004 Employee Fund, L.P. (collectively, the “GS Private Equity Partners Funds”). The Goldman Sachs Group, Inc., and certain of its affiliates, including Goldman Sachs Asset Management, L.P., may be deemed to directly or indirectly own the shares of common stock which are owned by the GS Private Equity Partners Funds, of which affiliates of The Goldman Sachs Group, Inc. and Goldman Sachs Asset Management, L.P. are the general partner, managing limited partner or the managing partner. Goldman Sachs Asset Management, L.P. is the investment manager for certain of the GS Private Equity Partners Funds. Goldman Sachs Asset Management, L.P. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman Sachs Asset Management, L.P.

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

(6)	Shares are owned by Leeds Equity Partners IV, L.P., whose general partner is Leeds Equity Associates IV, L.L.C. Jeffrey T. Leeds, a Director of the Company, is the Managing Member of Leeds Equity Associates IV, L.L.C. The address of Leeds Equity Partners IV, L.P., Leeds Equity Associates IV, L.L.C. and Mr. Leeds is 350 Park Avenue, 23rd Floor, New York, New York 10022.

(7)	Includes 14,233 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(8)	Includes 69,571 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(9)	Includes 61,420 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(10)	Includes 18,984 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(11)	Includes 29,421 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(12)	Includes 219,076 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

EDMC sold 181,818 shares of common stock to Todd S. Nelson for $55.00 per share in March 2007 pursuant to the terms of Mr. Nelson’s employment agreement. In addition, in October of 2006 we sold the following shares of common stock to executive officers and a director at $50.00 per share pursuant to a voluntary executive common stock purchase plan: Joseph A. Charlson — 4,500 shares; John M. Mazzoni — 8,000 shares; Leo F. Mullin — 10,000 shares; Stacey R. Sauchuk — 5,000 shares; John T. South, III — 50,000 shares; and Stephen J. Weiss — 10,000 shares.

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

Shareholders’ Agreement

In connection with the Transaction, investment funds designated by the Sponsors acquired shares of capital stock of EDMC. Simultaneously with the closing of the Transaction, we and the Sponsors entered into a Shareholders’ Agreement, which was subsequently amended and restated. The Amended and Restated Shareholders’ Agreement contains agreements among the parties with respect to the election of our directors, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. The Amended and Restated Shareholders’ Agreement does not permit any Sponsor to elect more than two members of the Board or to control the votes of the other Sponsors’ shares. All the shareholders of EDMC are parties to the Amended and Restated Shareholders Agreement, including the management participants who hold shares of capital stock (including through the exercise of options).

Sponsor Management Agreement

Upon completion of the Transaction, we entered into a Sponsor Management Agreement with affiliates of each of the Sponsors pursuant to which those affiliates of the Sponsors agreed to provide us with certain financial and strategic advisory services, including financial and structural analysis, due diligence investigations, advice regarding corporate strategy, debt and equity offerings, and acquisition strategy, and other advice related to these services.

Under the Sponsor Management Agreement, affiliates of the Sponsors receive an aggregate annual management fee equal to $5.0 million and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the Sponsor Management Agreement. In addition, affiliates of the Sponsors also received aggregate transaction fees and expenses of approximately $40.7 million in connection with services provided by those entities in connection with the Transaction. The Sponsor Management Agreement includes customary indemnification provisions in favor of these affiliates of the Sponsors and their respective affiliates and representatives.

Upon a change of control in our ownership or a public offering of our equity that meets certain conditions, and in recognition of the facilitation of the change of control or public offering, these affiliates of the Sponsors are entitled to receive from us a single lump sum cash payment equal to the then-present value of all then-current and future management fees payable under the Sponsor Management Agreement, assuming a ten-year term, and calculated using discount rates equal to the yield on U.S. treasury securities with a maturity on or near the tenth anniversary of the closing date of the Transaction. Upon such an event, all of the provisions of the Sponsor Management Agreement will terminate, other than the provisions relating to indemnification. This payment is permitted under the agreements governing our senior secured credit facilities and the Notes.

Outside of the Sponsor Management Agreement, affiliates of the Sponsors may receive compensation for providing investment banking or other financial advisory services in connection with actual or potential acquisitions, divestitures, financing or transactions involving us.

Other Relationships

South University, which is a wholly-owned subsidiary of the Company, leases five of the buildings it occupies from two separate entities owned by John T. South, III, who is one of our executive officers. Total rental payments under these arrangements, which are included in educational services on our consolidated statements of income, were approximately $1.6 million for the fiscal year ended June 30, 2008.

We license student information system software from Campus Management Corp. In February 2008, investment funds associated with Leeds Equity Partners purchased Campus Management Corp. Jeffrey Leeds serves on our Board of Directors and as President of Leeds Equity Partners. During fiscal 2008, we paid licensing, maintenance and consulting fees to Campus Management Corp. of approximately $4.5 million.

Board Independence

The Board of Directors has determined that Leo F. Mullin is independent according to the listing standards for companies listed on the The NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal 2008 and 2007, and fees for other services rendered by Ernst & Young LLP during fiscal 2008 and 2007.

	2008	2007

Audit Fees	$1,436,615	$1,393,029
Audit-Related Fees(1)	284,287	369,812
Tax Fees(2)	111,768	308,556

Total	$1,837,670	$2,071,397

(1)	Audit-Related Fees consist of Sarbanes Oxley Section 404 consultation, assistance with the Transaction, assistance with the Company’s private placement debt offering including assistance with purchase accounting and other technical matters, statutory audits of subsidiaries and technical assistance with SFAS No. 123R.

(2)	Tax Fees consist of merger and acquisition and international tax matters, transfer pricing study, assistance with preparation of Canadian tax returns, management fee study, transaction cost analysis and FIN 48 technical assistance.

Pre-Approval Policies and Procedures

The Company does not have, nor is it required to have, an audit committee and as a result the Company’s Board of Directors performs the duties of an audit committee. The Company’s Board of Directors, through a designated director liaison, evaluates and approves in advance the scope and cost of any and all proposed services to be provided by an auditor before the auditor renders audit or non-audit services. The appointment of Ernst & Young LLP as the Company’s independent auditor for fiscal 2008 was approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	.	Financial Statements.
Reference is made to Item 8 herein.
(a)2	.	Financial Statement Schedules.
Reference is made to Item 8 herein.
(a)3	.	Exhibits
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

Date: September 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd S. Nelson Todd S. Nelson	Chief Executive Officer, President and Director (Principal Executive Officer)	September 19, 2008

/s/ Christopher M. Lynne Christopher M. Lynne	Senior Vice President, Controller and Chief Accounting Officer	September 19, 2008

/s/ Edward H. West Edward H. West	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 19, 2008

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Executive Chairman and Chairman of the Board of Directors	September 19, 2008

/s/ Adrian M. Jones Adrian M. Jones	Director	September 19, 2008

/s/ Leo F. Mullin Leo F. Mullin	Director	September 19, 2008

/s/ Paul J. Salem Paul J. Salem	Director	September 19, 2008

/s/ Peter O. Wilde Peter O. Wilde	Director	September 19, 2008

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	September 19, 2008

Exhibit
List

3.1	Certificate of Formation of Education Management LLC (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 27, 2006)
3.2	Limited Liability Company Agreement of Education Management LLC (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 27, 2006)
4.1	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 8 3/4% Senior Notes due 2014 (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4/A of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on November 8, 2006)
4.2	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes due 2016 (previously filed as Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4/A of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on November 8, 2006)
10.1	Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on February 14, 2007).
10.2	Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on February 14, 2007).
10.3	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Joseph A. Charlson (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 13, 2006)
10.4	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on December 13, 2006)
10.5	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stacey R. Sauchuk (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on December 13, 2006)
10.6	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.04 to the Current Report on Form 8-K filed on December 13, 2006)
10.7	Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.05 to the Current Report on Form 8-K filed on December 13, 2006)
10.8	Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on April 5, 2007)
10.9	Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 24, 2006)
10.10	Letter Agreement, dated February 13, 2007, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on February 14, 2007)
10.11	Letter Agreement, dated June 28, 2007, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on July 5, 2007)

Exhibit
List

10.12		Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stephen J. Weiss (previously filed as Exhibit 10.06 to the Current Report on Form 8-K filed on December 13, 2006)
10.13		Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 24, 2006)
10.14		Form of Executive Time Vested Stock Option Agreement (previously filed as Exhibit 10.07 to the Current Report on Form 8-K filed on December 13, 2006)
10.15		Form of Executive Performance Vested Stock Option Agreement (previously filed as Exhibit 10.08 to the Current Report on Form 8-K filed on December 13, 2006)
10.16		Fiscal 2007 Management Incentive Stock Option Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 11, 2006)
10.17		EDMC Stock Option Plan, effective August 1, 2006, as amended (previously filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed on November 8, 2006, amendments filed as Exhibit 10.01 to the Current Report on Form 8- K filed on March 15, 2007, Exhibit 10.01 to the Current Report on Form 8-K filed on April 5, 2007 and Exhibit 10.01 to the Current Report on Form 8-K filed on July 5, 2007)
10.18		Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 29, 2006)
10.19		Education Management Corporation Long Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on March 2, 2007)
10.20		Amended and Restated Shareholders’ Agreement, dated as of October 30, 2006, between EDMC and each of the Shareholders named therein, as amended (previously filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed on November 8, 2006, amendment filed as Exhibit 10.02 to the Current Report on Form 8-K filed on April 5, 2007)
12	.1*	Statement re computation of ratios
21.1		List of Subsidiaries (previously filed as Exhibit 21.1 to the Registration Statement on Form S-4 (File No. 333-137605) filed on September 27, 2006)
31	.1*	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith. All other exhibits were previously filed.