Form 10-Q
period 2008-09-30
Education Management LLC
filed 2008-11-14
CIK 1375891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number: 333-137605

EDUCATION MANAGEMENT LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4506022 (I.R.S. Employer Identification No.)
c/o Education Management Corporation 210 Sixth Avenue, Pittsburgh, PA, 33rd Floor (Address of principal executive offices)	15222 (Zip Code)

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	June 30,	September 30,
	2008	2008	2007
	(Unaudited)		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$348,990	$236,027	$308,440
Restricted cash	27,637	13,822	17,950

Total cash, cash equivalents and restricted cash	376,627	249,849	326,390

Receivables, net of allowances of $61,045, $52,270 and $42,345	95,407	86,580	65,000
Notes, advances and other	31,837	11,339	7,502
Inventories	11,135	8,490	11,669
Deferred income taxes	25,739	25,352	17,063
Prepaid income taxes	4,201	—	3,898
Other current assets	34,843	37,328	28,705

Total current assets	579,789	418,938	460,227

Property and equipment, net	521,242	504,560	426,422
Other long-term assets	59,995	61,351	67,618
Intangible assets, net	480,373	483,853	494,767
Goodwill	2,585,581	2,585,581	2,586,209

Total assets	$4,226,980	$4,054,283	$4,035,243

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,854	$12,862	$38,140
Revolver	180,000	120,000	—
Accounts payable	54,100	57,430	58,712
Accrued liabilities	130,052	128,398	116,128
Accrued income taxes	—	11,522	—
Unearned tuition	106,818	69,154	79,889
Advance payments	155,361	60,679	211,092

Total current liabilities	639,185	460,045	503,961

Long-term debt, less current portion	1,885,357	1,888,583	1,898,655
Deferred income taxes	185,085	186,518	202,746
Deferred rent	97,298	96,449	82,906
Other long-term liabilities	73,043	71,473	53,841
Members’ equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	1,300,000
Accumulated earnings	72,493	75,900	5,417
Accumulated other comprehensive loss	(25,481)	(24,685)	(12,283)

Total members’ equity	1,347,012	1,351,215	1,293,134

Total liabilities and members’ equity	$4,226,980	$4,054,283	$4,035,243

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For the Three Months
	Ended September 30,
	2008	2007
	(Unaudited)

Net revenues	$434,228	$361,333
Costs and expenses:
Educational services	253,512	205,619
General and administrative	121,302	96,131
Depreciation and amortization	26,604	28,292

Total costs and expenses	401,418	330,042

Income before interest and income taxes	32,810	31,291
Interest expense, net	38,320	40,698

Loss before income tax benefit	(5,510)	(9,407)
Income tax benefit	(2,103)	(3,629)

Net loss	$(3,407)	$(5,778)

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months
	Ended September 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,407)	$(5,778)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization on property and equipment	22,128	22,551
Amortization of intangible assets	4,476	5,741
Amortization of debt issuance costs	1,923	1,922
Reimbursements for tenant improvements	1,797	474
Non-cash adjustments in deferred rent	(605)	(395)
Changes in assets and liabilities:
Restricted cash	(13,815)	(7,642)
Receivables	(8,985)	4,982
Inventories	(2,667)	(4,669)
Other assets	(18,627)	6,162
Accounts payable	5,765	9,759
Accrued liabilities	(12,151)	(8,504)
Unearned tuition	37,975	27,937
Advance payments	94,708	132,445

Total adjustments	111,922	190,763

Net cash flows provided by operating activities	108,515	184,985

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(420)
Expenditures for long-lived assets	(50,789)	(32,760)
Reimbursements for tenant improvements	(1,797)	(474)

Net cash flows used in investing activities	(52,586)	(33,654)

Cash flows from financing activities:
Borrowings on revolving credit facility	180,000	—
Payments on revolving credit facility	(120,000)	(90,000)
Payments of debt	(3,234)	(3,184)

Net cash flows provided by (used in) financing activities	56,766	(93,184)
Effect of exchange rate changes on cash and cash equivalents	268	(430)

Net change in cash and cash equivalents	112,963	57,717
Cash and cash equivalents, beginning of period	236,027	250,723

Cash and cash equivalents, end of period	$348,990	$308,440

Cash paid during the period for:
Interest (including swap settlement)	$19,116	$22,548
Income taxes	14,634	2,129

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(Dollars in thousands)

			Accumulated Other
	Capital	Accumulated	Comprehensive
	Contribution	Earnings	Loss (a)		Total

Balance, June 30, 2007	$1,300,000	$12,534	$(1,461)		$1,311,073

Comprehensive income:
Net income	—	64,705	—		64,705
Foreign currency translation	—	—	68		68
Unrealized loss on interest rate swaps, net of tax of $13,609	—	—	(23,292)		(23,292)

Comprehensive income					41,481
Cumulative effect of adoption of FASB Interpretation No. 48		(1,339)			(1,339)

Balance, June 30, 2008	1,300,000	75,900	(24,685	)(b)	1,351,215

(Unaudited)
Comprehensive loss:
Net loss	—	(3,407)	—		(3,407)
Foreign currency translation	—	—	31		31
Unrealized loss on interest rate swaps, net of tax of $425	—	—	(827)		(827)

Comprehensive loss					(4,203)

Balance, September 30, 2008 (Unaudited)	$1,300,000	$72,493	$(25,481	)(b)	$1,347,012

(a)	During the three months ended September 30, 2007, comprehensive loss consisted of a $0.1 million foreign currency translation gain and a $10.9 million unrealized loss on interest rate swaps, net of tax.

(b)	The balance in accumulated other comprehensive loss at September 30, 2008, June 30, 2008 and September 30, 2007 is comprised of $25.2 million, $24.4 million and $12.0 million of unrealized net losses on interest rate swaps, net of tax, respectively and $0.3 million of cumulative foreign currency translation losses in all stated periods.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Education Management LLC and its subsidiaries (collectively, the “Company” or the “Successor”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2008, June 30, 2008 and September 30, 2007, the statements of operations for the three months ended September 30, 2008 and 2007 and the statements of cash flows for the three months ended September 30, 2008 and 2007. The statements of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2008 has been derived from the consolidated audited balance sheet included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Nature of Operations

The Company is among the largest providers of postsecondary education in North America, with over 110,800 active students as of October 2008. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Ownership

The Company is a wholly-owned subsidiary of Education Management Holdings LLC (“Holdings”), which is wholly-owned by Education Management Corporation (“EDMC” or the “Predecessor”). On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (together, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). Although EDMC continued as the same legal entity after the Transaction, EDMC contributed substantially all of its assets and liabilities to the Company in connection with the Transaction.

Seasonality

The Company’s quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments at its schools. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The Company’s first fiscal quarter is typically its lowest revenue recognition quarter due to student vacations.

Reclassifications

Certain reclassifications of September 30, 2007 data have been made to conform to the September 30, 2008 presentation.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. As described in Note 7, the Company adopted SFAS No. 157 as of July 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date for applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value as a result of goodwill and long-lived asset impairment testing. The Company does not expect the adoption of FSP No. 157-2, which is effective for the Company on July 1, 2009, to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a company it acquires, including the recognition and measurement of goodwill resulting from a business combination. The requirements of SFAS No. 141R are effective for the Company beginning July 1, 2009. The Company intends to apply the provisions of this standard for any business combination that transpires subsequent to the effective date of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009, and the Company expects to make the additional disclosures required by this standard when it becomes effective.

3.	SHARE-BASED PAYMENT

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended (the “Option Plan”), authorizes equity awards to be granted for up to approximately 1.8 million shares of EDMC’s common stock, of which awards covering approximately 1.7 million options to purchase EDMC common stock are outstanding at September 30, 2008. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based and performance-based options to purchase common stock issued by EDMC. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement, other than the passage of time, that must occur in order for the participants to receive fair market value for their options, such as an initial public offering or a change in ownership of EDMC.

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options have been exercised as of September 30, 2008.

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invested in EDMC by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control or realization event, as defined in the Amended and Restated Shareholders Agreement, subject to certain conditions, and generally expire ten years from the date of grant. At September 30, 2008, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based Payment”. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any options granted since the Transaction during the three month periods ended September 30, 2008 or 2007. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $34.9 million at September 30, 2008. The restrictions on option holders to obtain fair value for their shares will terminate in the event of a qualified initial public offering under the terms of EDMC’s Amended and Restated Shareholder’s Agreement.

Long Term Incentive Compensation Plan

EDMC has also adopted the Long Term Incentive Compensation Plan (the “LTIC Plan”), which consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of EDMC. Approximately 675,000 units were outstanding under the LTIC Plan at September 30, 2008, out of a total of 1,000,000 units authorized. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at September 30, 2008 or 2007, no compensation expense has been recognized by the Company during the three months ended September 30, 2008 or 2007 related to these units. The plan is currently being accounted for as a liability-plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering by EDMC. After the completion of an initial public offering, the units may be settled in shares of common stock or cash at the discretion of EDMC’s board of directors.

4.	GOODWILL AND LONG-LIVED ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. As defined in SFAS No. 141, “Business Combinations”, goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment and intangible assets other than goodwill were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets, as evidenced by the excess of the amount paid to acquire the Company over the value of these respective assets.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	September 30, 2008		June 30, 2008		September 30, 2007
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradename-Art Institutes	$330,000	—	$330,000	—	$330,000	—
Tradename-Argosy University	3,000	(778)	3,000	(694)	3,000	(444)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	24,209	(10,175)	23,200	(8,989)	20,418	(5,908)
Student contracts, applications and relationships	39,511	(25,860)	39,511	(23,325)	39,511	(14,593)
Favorable leases and other	16,390	(8,103)	16,409	(7,438)	16,421	(5,817)

Total intangible assets	$525,289	$(44,916)	$524,299	$(40,446)	$521,529	$(26,762)

Amortization of intangible assets for the three months ended September 30, 2008 and 2007 was $4.5 million and $5.7 million, respectively. The three-month period ended September 30, 2007 includes a $1.0 million impairment charge, as more thoroughly discussed below.

Total estimated amortization of the Company’s intangible assets for the remainder of the fiscal year ended June 30, 2009 and for each of the fiscal years ended June 30, 2010 through 2013 and thereafter is as follows (in thousands):

Amortization
Fiscal Years	Expense

2009 (remainder)	$12,231
2010	7,424
2011	6,091
2012	5,026
2013	2,679
Thereafter	4,743

Property and Equipment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. During the three-month period ended September 30, 2007, the Company recorded an impairment charge of $4.8 million in depreciation and amortization expense in the consolidated statement of operations as anticipated future cash flows at one of the Company’s schools could not support the carrying value of its long-lived assets. The $4.8 million charge, which consists of $3.8 million related to property and equipment and $1.0 million related to intangible assets, adjusted the property, equipment and intangible asset values at the school to their respective estimated fair values, as calculated using a traditional discounted cash flow model.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following amounts (in thousands):

	September 30,	June 30,	September 30,
	2008	2008	2007

Payroll and related taxes	$32,554	$58,720	$23,205
Capital expenditures	14,361	18,359	10,673
Advertising	19,988	11,770	11,506
Interest	29,302	11,084	45,806
Benefits	5,061	4,857	4,919
Other	28,786	23,608	20,019

Total accrued liabilities	$130,052	$128,398	$116,128

6.	SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt:

At September 30, 2008, June 30, 2008 and September 30, 2007, $180.0 million, $120.0 million and $0.0 million, respectively, was outstanding under the $322.5 million revolving credit facility. The interest rate on outstanding borrowings on the revolving credit facility at September 30, 2008 and June 30, 2008 was 4.50% and 5.75%, respectively, which equals LIBOR plus a margin of 1.75% at September 30, 2008 and prime plus a margin of 0.75% at June 30, 2008. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios. The Company is obligated to pay a 0.375% rate per annum commitment fee on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.

The Company had outstanding letters of credit of $102.7 million at September 30, 2008, including several letters of credit to the U.S. Department of Education for $92.8 million. The U.S. Department of Education requires the Company to maintain a $91.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The outstanding letters of credit totaling $102.7 million at September 30, 2008 reduced availability of borrowings under the revolving credit facility, leaving $39.8 million of available borrowings.

Long-Term Debt:

The Company’s long-term debt consisted of the following amounts (in thousands):

	September 30,	June 30,	September 30,
	2008	2008	2007

Senior secured term loan facility, due 2013	$1,135,715	$1,138,677	$1,173,150
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	1,143	1,364	2,093
Mortgage debt of consolidated entity	1,353	1,404	1,552

Total long-term debt	1,898,211	1,901,445	1,936,795
Less current portion	12,854	12,862	38,140

Total long-term debt, less current portion	$1,885,357	$1,888,583	$1,898,655

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 13, 2007, the Company amended and restated the senior secured term loan facility to decrease the interest rate on the outstanding indebtedness to LIBOR plus an applicable margin of 2.0% from LIBOR plus an applicable margin spread of 2.5%. The applicable margin spread was further reduced to 1.75% on May 18, 2007 as a result of the Company’s leverage ratio falling below 5.5x at March 31, 2007. The interest rate on the senior secured term loan facility was 5.563% at September 30, 2008, 4.563% at June 30, 2008 and 7.125% at September 30, 2007.

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities of $1.4 million at September 30, 2008. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

7.	DERIVATIVE INSTRUMENTS

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

The Company recorded an unrealized after-tax loss of $0.8 million and $10.9 million for the three months ended September 30, 2008 and 2007, respectively, in other comprehensive loss related to the change in market value of the Company’s interest rate swap agreements. Additionally, at September 30, 2008, there was a cumulative unrealized loss of $25.2 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet, which may be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges as required by SFAS No. 133.

The Company adopted SFAS No. 157, which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value, as of July 1, 2008. The three tiers are as follows: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The interest rate swap agreements were the only financial assets and liabilities held by the Company that fell within the scope of SFAS No. 157 during the quarter ended September 30, 2008 and did not impact the Company’s financial statements as a result of its adoption. The Company used Level 2 inputs when applying SFAS No. 157 to the interest rate swap agreements, including obtaining quotes from counterparties to the transactions.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	September 30, 2008		June 30, 2008		September 30, 2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value

Fair value of interest rate swap liabilities	$40,169	$40,169	$38,916	$38,916	$19,128	$19,128
Variable rate debt	1,135,715	988,072	1,138,677	1,058,970	1,173,150	1,132,090
Fixed rate debt	762,496	515,246	762,768	710,555	763,645	782,894
Revolving credit facility	180,000	180,000	120,000	120,000	—	—

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of cash and cash equivalents and the revolving credit facility approximate their carrying values because of the short-term nature of these financial instruments. The interest rate swaps are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The fair values of the Company’s debt are determined based on each instrument’s trading value at the dates presented.

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

The Company’s effective tax rate was 38.2% for the quarter ended September 30, 2008 and 38.6% for the quarter ended September 30, 2007. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

We have accrued a total of $23.3 million as of September 30, 2008 for uncertain tax positions under FIN 48, excluding interest and the indirect benefits associated with state income taxes. There have been no material adjustments to FIN 48 liabilities since the last annual disclosure for the fiscal year ended June 30, 2008.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2008, the Company has provided $9.0 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

11.	RELATED PARTY TRANSACTIONS

In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $1.3 million, $2.5 million and $1.3 million at September 30, 2008, June 30, 2008 and September 30, 2007, respectively, relating to these prepaid advisory fees. General and administrative expenses includes $1.3 million related to these advisory fees in each of the three-month periods ended September 30, 2008 and 2007. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 7.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the condensed consolidated financial position of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of September 30, 2008, June 30, 2008 and September 30, 2007. The results of operations and condensed cash flows of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations are presented for the three-month periods ended September 30, 2008 and 2007.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$340,086	$104	$8,800	$—	$348,990
Restricted cash	500	—	27,137	—	27,637
Notes, advances and trade receivables, net	490	61	126,693	—	127,244
Inventories	—	—	11,135	—	11,135
Other current assets	10,687	568	53,528	—	64,783

Total current assets	351,763	733	227,293	—	579,789

Property and equipment, net	44,398	5,884	470,960	—	521,242
Intangible assets, net	490	65	479,818	—	480,373
Goodwill	8,075	—	2,577,506	—	2,585,581
Intercompany balances	1,719,822	(15,747)	(1,704,075)	—	—
Other long-term assets	54,407	—	5,588	—	59,995
Investment in subsidiaries	1,409,362	—	—	(1,409,362)	—

Total assets	$3,588,317	$(9,065)	$2,057,090	$(1,409,362)	$4,226,980

Liabilities and members’ equity (deficit)
Current:
Short-term and current portion of long-term debt	$191,911	$—	$943	$—	$192,854
Accounts payable, accrued and other current liabilities	89,161	2,140	355,030	—	446,331

Total current liabilities	281,072	2,140	355,973	—	639,185

Long-term debt, less current portion	1,883,826	—	1,531	—	1,885,357
Other long term liabilities	76,407	45	93,889	—	170,341
Deferred income taxes	—	72	185,013	—	185,085

Total liabilities	2,241,305	2,257	636,406	—	2,879,968

Total members’ equity (deficit)	1,347,012	(11,322)	1,420,684	(1,409,362)	1,347,012

Total liabilities and members’ equity (deficit)	$3,588,317	$(9,065)	$2,057,090	$(1,409,362)	$4,226,980

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$2,314	$135	$233,578	$—	$236,027
Restricted cash	500	—	13,322	—	13,822
Notes, advances and trade receivables, net	238	62	97,619	—	97,919
Inventories	—	—	8,490	—	8,490
Other current assets	13,623	700	48,357	—	62,680

Total current assets	16,675	897	401,366	—	418,938

Property and equipment, net	43,057	5,637	455,866	—	504,560
Intangible assets, net	535	67	483,251	—	483,853
Goodwill	9,447	—	2,576,134	—	2,585,581
Intercompany balances	2,009,299	(13,911)	(1,995,388)	—	—
Other long-term assets	65,401	—	(4,050)	—	61,351
Investment in subsidiaries	1,389,606	—	—	(1,389,606)	—

Total assets	$3,534,020	$(7,310)	$1,917,179	$(1,389,606)	$4,054,283

Liabilities and members’ equity (deficit)
Current:
Short-term and current portion of long-term debt	$131,911	$1	$950	$—	$132,862
Accounts payable, accrued and other current liabilities	88,951	4,016	234,216	—	327,183

Total current liabilities	220,862	4,017	235,166	—	460,045

Long-term debt, less current portion	1,886,795	—	1,788	—	1,888,583
Other long term liabilities	75,148	44	92,730	—	167,922
Deferred income taxes	—	72	186,446	—	186,518

Total liabilities	2,182,805	4,133	516,130	—	2,703,068

Total members’ equity (deficit)	1,351,215	(11,443)	1,401,049	(1,389,606)	1,351,215

Total liabilities and members’ equity (deficit)	$3,534,020	$(7,310)	$1,917,179	$(1,389,606)	$4,054,283

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$295,001	$113	$13,326	$—	$308,440
Restricted cash	2,065	—	15,885	—	17,950
Notes, advances and trade receivables, net	657	79	71,766	—	72,502
Inventories	—	—	11,669	—	11,669
Other current assets	10,994	162	38,510	—	49,666

Total current assets	308,717	354	151,156	—	460,227

Property and equipment, net	32,021	5,497	388,904	—	426,422
Intangible assets, net	671	72	494,024	—	494,767
Goodwill	10,154	—	2,576,055	—	2,586,209
Intercompany balances	1,757,805	(14,916)	(1,742,889)	—	—
Other long-term assets	62,642	—	4,976	—	67,618
Investment in subsidiaries	1,230,020	—	—	(1,230,020)	—

Total assets	$3,402,030	$(8,993)	$1,872,226	$(1,230,020)	$4,035,243

Liabilities and members’ equity (deficit)
Current:
Short-term and current portion of long-term debt	$37,217	$4	$919	$—	$38,140
Accounts payable, accrued and other current liabilities	115,795	1,090	348,936	—	465,821

Total current liabilities	153,012	1,094	349,855	—	503,961

Long-term debt, less current portion	1,895,981	—	2,674	—	1,898,655
Other long term liabilities	54,321	42	82,384	—	136,747
Deferred income taxes	5,582	66	197,098	—	202,746

Total liabilities	2,108,896	1,202	632,011	—	2,742,109

Total members’ equity (deficit)	1,293,134	(10,195)	1,240,215	(1,230,020)	1,293,134

Total liabilities and members’ equity (deficit)	$3,402,030	$(8,993)	$1,872,226	$(1,230,020)	$4,035,243

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$3,328	$430,900	$—	$434,228
Costs and expenses:
Educational services	9,100	2,360	242,052	—	253,512
General and administrative	(12,787)	772	133,317	—	121,302
Depreciation and amortization	3,561	—	23,043	—	26,604

Total costs and expenses	(126)	3,132	398,412	—	401,418

Income before interest and income taxes	126	196	32,488	—	32,810
Interest expense, net	37,587	—	733	—	38,320
Equity in earnings of subsidiaries	(19,756)	—	—	19,756	—

Income (loss) before income taxes	(17,705)	196	31,755	(19,756)	(5,510)
Income tax expense (benefit)	(14,298)	75	12,120	—	(2,103)

Net income (loss)	$(3,407)	$121	$19,635	$(19,756)	$(3,407)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$3,149	$358,184	$—	$361,333
Costs and expenses:
Educational services	5,521	2,039	198,059	—	205,619
General and administrative	(19,199)	2,031	113,299	—	96,131
Depreciation and amortization	2,095	—	26,197	—	28,292

Total costs and expenses	(11,583)	4,070	337,555	—	330,042

Income (loss) before interest and income taxes	11,583	(921)	20,629	—	31,291
Interest expense, net	39,727	—	971	—	40,698
Equity in earnings of subsidiaries	(11,508)	—	—	11,508	—

Income (loss) before income taxes	(16,636)	(921)	19,658	(11,508)	(9,407)
Income tax expense (benefit)	(10,858)	(355)	7,584	—	(3,629)

Net income (loss)	$(5,778)	$(566)	$12,074	$(11,508)	$(5,778)

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the quarter ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operations	$11,740	$(1,621)	$98,396	$—	$108,515

Cash flows from investing activities
Expenditures for long-lived assets	(4,326)	(574)	(45,889)	—	(50,789)
Other investing activities	—	—	(1,797)	—	(1,797)

Net cash flows used in investing activities	(4,326)	(574)	(47,686)	—	(52,586)

Cash flows from financing activities
Net proceeds from (payments of) debt	57,031	(1)	(264)	—	56,766
Intercompany transactions	273,327	2,165	(275,492)	—	—

Net cash flows provided by (used in) financing activities	330,358	2,164	(275,756)	—	56,766

Effect of exchange rate changes on cash and cash equivalents	—	—	268	—	268

Increase (decrease) in cash and cash equivalents	337,772	(31)	(224,778)	—	112,963
Beginning cash and cash equivalents	2,314	135	233,578	—	236,027

Ending cash and cash equivalents	$340,086	$104	$8,800	$—	$348,990

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the quarter ended September 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operations	$39,674	$(2,483)	$147,794	$—	$184,985

Cash flows from investing activities
Expenditures for long-lived assets	(2,292)	(179)	(30,289)	—	(32,760)
Acquisition of subsidiaries, net of cash acquired	(420)	—	—	—	(420)
Other investing activities	(474)	—	—	—	(474)

Net cash flows used in investing activities	(3,186)	(179)	(30,289)	—	(33,654)

Cash flows from financing activities
Net repayments of debt	(92,968)	(2)	(214)	—	(93,184)
Intercompany transactions	293,538	2,653	(296,191)	—	—

Net cash flows provided by (used in) financing activities	200,570	2,651	(296,405)	—	(93,184)

Effect of exchange rate changes on cash and cash equivalents	—	—	(430)	—	(430)

Increase (decrease) in cash and cash equivalents	237,058	(11)	(179,330)	—	57,717
Beginning cash and cash equivalents	57,943	124	192,656	—	250,723

Ending cash and cash equivalents	$295,001	$113	$13,326	$—	$308,440

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2008	2007
	(Unaudited)

Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	58.4%	56.9%
General and administrative	27.9%	26.6%
Depreciation and amortization	6.1%	7.8%

Total costs and expenses	92.4%	91.3%

Income before interest and income taxes	7.6%	8.7%
Net interest expense	8.9%	11.3%

Loss before income tax benefit	(1.3)%	(2.6)%
Income tax benefit	(0.5)%	(1.0)%

Net loss	(0.8)%	(1.6)%

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net revenues

Net revenues for the three months ended September 30, 2008 increased 20.2% to $434.2 million, compared to $361.3 million for the same period a year ago. The increase in net revenues quarter to quarter primarily resulted from a 16.6% increase in student enrollment from July 2007 to July 2008, with students from schools acquired in the past year representing less than 1% of the increase in student population, and an approximate 5% increase in tuition rates, partially offset by a lower than average credit load taken by students. The decrease in credit load was primarily due to growth in students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Our quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments at our schools. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.

Educational services expenses

Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. The major cost components include, but are not limited to, faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, loan fees and bad debt expense. Educational services expense increased compared to the prior year quarter by $47.9 million, or 23.3%, to $253.5 million for the current quarter, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses increased 148 basis points compared to the prior year quarter. Bad debt expense increased by 151 basis points compared to the prior year quarter due primarily to larger receivable balances, increased delinquencies and allowances recorded in connection with our new student lending program with a private lender. In addition, we experienced a 30 basis point increase in fees paid to a private lender to facilitate loans obtained by our students. These increases were partially offset by a 15 basis point decrease in rent expense associated with schools compared with the prior year quarter. Rent expense associated with schools was $35.3 million in the current quarter and $29.9 million in the prior year quarter. The remaining net decrease as a percentage of net revenues of 18 basis points in the current quarter was primarily the result of experiencing operating leverage on other costs such as personnel costs, school supply costs and insurance.

General and administrative expenses

General and administrative expenses were $121.3 million for the current quarter, an increase of 26.2% from $96.1 million in the prior year quarter. As a percentage of net revenues, general and administrative expenses increased 133 basis points compared with the prior year quarter. An increase in personnel costs of 175 basis points was due primarily to continued investment in marketing and admissions representatives. This increase was partially offset by experiencing operating leverage of 42 basis points on other general and administrative expenses, including employee-related costs, advertising, consulting and corporate supplies in the current quarter.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $26.6 million for the current quarter, a decrease of 6.0% from $28.3 million in the prior year quarter. As a percentage of net revenues, depreciation and amortization decreased 170 basis points compared with the prior year quarter due primarily to a $4.8 million impairment charge incurred at one of our schools during the quarter ended September 30, 2007. The remaining net decrease as a percentage of net revenues of 37 basis points is primarily due to the fixed nature of these expenses.

Income before interest and taxes

Income before interest and taxes increased by $1.5 million, or 4.9%, to $32.8 million for the current quarter compared with the prior year quarter. The corresponding margin decreased to 7.6% in the current quarter from 8.7% in the prior year quarter due to the factors described above.

Interest expense, net

Net interest expense was $38.3 million in the current quarter, a decrease of $2.4 million from the prior year quarter. The decrease in net interest expense is related to the decrease in the average interest rate of the term loan for the current quarter compared with the prior year quarter, coupled with the effect of required principal repayments of $38.6 million on outstanding indebtedness since September 30, 2007.

Income tax benefit

The income tax benefit for the three months ended September 30, 2008 was $2.1 million as compared to an income tax benefit of $3.6 million for the same period in the prior year. The Company’s effective tax rate was 38.2% for the three months ended September 30, 2008 as compared to 38.6% for the same period in the prior year. The decrease in the effective tax rate in the current year period as compared to the same period in the prior year was primarily due to the impact of internal restructuring completed during fiscal year 2008. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, the deferred tax impact of utilization of Canadian net operating loss carryforwards, and the application of FIN 48.

Net loss

We had a net loss of $3.4 million in the three months ended September 30, 2008 compared to $5.8 million in the three months ended September 30, 2007 due to the factors described above.

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

Net working capital is calculated as total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility do not contribute to the change in net working capital as these liabilities are directly offset in current assets. At September 30, 2008, we had a working capital deficit of $59.4 million compared to a working capital deficit of $43.7 million at September 30, 2007.

Operating cash flows

Cash provided by operating activities for the three-month period ended September 30, 2008 was $108.5 million, a decrease of $76.5 million compared to the prior year period. Decreased operating cash flows as compared to the prior year period were primarily due to the timing of receipts of advance payments along with an increase in income tax payments from the prior year quarter.

Days sales outstanding (“DSO”) in receivables was 26.6 days at September 30, 2008 compared to 17.9 days at September 30, 2007. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of calendar days in a quarter. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans to students, which are non-recourse to us with the exception of our new student lending program, help bridge the funding gap created by tuition rates that have risen faster than federally-guaranteed student loans.

We have accrued a total of $23.3 million as of September 30, 2008 for uncertain tax positions under FIN 48, excluding interest and the indirect benefits associated with state income taxes. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

Investing cash flows

Capital expenditures increased to $50.8 million, or 11.7% of net revenues, for the three-month period ended September 30, 2008 from $32.8 million, or 9.1% of net revenues, in the prior year three-month period primarily due to an increase in investments in new school locations over the prior year period along with several large existing campus expansions during the current quarter. Capital expenditures are expected to be between 6% and 8% of our net revenues in fiscal 2009. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements and reduce the capital expenditures related to leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long-term commitments for comparable space.

Financing cash flows

Borrowings under our $322.5 million revolving credit facility are available to satisfy certain year-end regulatory financial ratios, finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. We borrowed $120.0 million under the revolving credit facility at June 30, 2008 to satisfy certain year-end regulatory financial ratios. On July 1, 2008, we repaid this outstanding balance from cash on hand at June 30, 2008. In September 2008, we borrowed $180.0 million under the revolving credit facility as a precautionary measure due to the current state of the capital markets.

At September 30, 2008, we had outstanding letters of credit issued to the U.S. Department of Education for approximately $92.8 million, including a $91.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduced our availability to borrow funds under the $322.5 million revolving credit facility. Including those issued to the U.S. Department of Education, an aggregate of $102.7 million of letters of credit were outstanding at September 30, 2008.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2008, we had $2,078.2 million in aggregate indebtedness outstanding, including short-term debt under our revolving credit facility, with additional borrowing capacity of $39.8 million under our senior credit facility, after giving effect to outstanding letters of credit and amounts drawn on our revolving credit facility. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Federal Family Education Loan Program and Private Student Loans

Effective October 1, 2007, the federal government reduced the subsidies received by private lenders and guaranty agencies for participation in the Federal Family Education Loan (“FFEL”) program. A number of private lenders have announced that they will not continue to participate in the FFEL program due to the decrease in subsidies and the tightening of the credit markets within the U.S. economy. We have expanded our FFEL programs to include additional private lenders on our recommended lender lists and do not anticipate that a significant number of students attending our schools will encounter problems in obtaining federally guaranteed student loans from private lenders. Private lenders available to originate federally guaranteed student loans vary by education system. We continue to monitor the availability of private lenders and, as a precaution against possible limitations on the availability of private lenders, we have ensured that all of our schools are approved to enable our students to obtain direct loans under the William D. Ford Federal Direct Loan (“Direct Loan”) program. We anticipate that our schools would be able to access this program in the event that students encountered problems obtaining federally guaranteed student loans from private lenders. However, we have not processed any significant volume of student loans through the Direct Loan program and could experience delays in the receipt of federal student aid in the event that we need to process a significant volume of transactions on an expedited basis.

The tightened credit markets and recent federal and state regulatory focus on student lending have resulted in private lenders imposing stricter underwriting standards on students who require private loans to fund tuition and fees associated with obtaining an education. Given that approximately 24% of the students attending our schools received non-federally funded guaranteed private loans in fiscal 2008, which indirectly represented approximately 22% of our net revenues, we have responded with several initiatives in order to address the private loan needs of our students:

•	In April 2008, we entered into a new agreement with SLM Corporation (“Sallie Mae”) to provide up to $90.0 million of loans to current students who previously received loans from Sallie Mae and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria. We pay credit enhancement fees to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement. The agreement with Sallie Mae expires on December 31, 2008.

•	We have added additional providers of private student loans to our recommended lender lists. The new lenders vary based on education system.

•	We have provided additional training to financial aid officers at all our schools. The training focuses on highlighting to prospective students the benefits of obtaining co-borrowers and the use of PLUS loans, cash pay and other sources of available aid.

•	In August 2008, we introduced a new student loan program with a private lender that enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. We estimate that our investments in loans under this program will be less than $50.0 million in fiscal 2009, subject to limitations on such investments set forth in the documents governing our debt arrangements.

The new loan program will adversely impact our liquidity and expose us to new and greater credit risk because we will own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations in fiscal 2009. In addition, we have the risk of collection with respect to these purchased loans, which will result in a significant increase in our bad debt expense as a percentage of net revenues in fiscal 2009 compared to prior year periods. Further, the credit enhancement fee that we will pay to Sallie Mae in connection with loans that it provides to continuing students who do not satisfy Sallie Mae’s current standard underwriting criteria will be higher than the fees we previously paid to Sallie Mae under the Discount Loan Program.

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

At September 30, 2008, we have provided $9.0 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.

New Accounting Standards Not Yet Adopted

As described in Note 7 to the unaudited consolidated financial statements, we adopted SFAS No. 157, “Fair Value Measurements” as of July 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP No. 157-2), which delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value as a result of goodwill and long-lived asset impairment testing. We do not expect the adoption of FSP No. 157-2, effective for us beginning July 1, 2009, to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a company it acquires, including the recognition and measurement of goodwill resulting from a business combination. The requirements of SFAS No. 141R are effective for us beginning July 1, 2009. We intend to apply the provisions of this standard for any business combination that transpires subsequent to the effective date of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009, and we expect to make the additional disclosures required by this standard when it becomes effective.

Critical Accounting Policies

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Use of Estimates and Critical Accounting Policies” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2008. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2008 also includes a discussion of these and other significant accounting policies. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the consolidated financial statements. We use historical experience and all available information to make these estimates and judgments; different amounts could be reported using different assumptions and estimates. Any new accounting policies or material updates to existing accounting policies as a result of new accounting pronouncements have been included in the applicable notes to our consolidated financial statements within this Form 10-Q as of and for the three-month period ended September 30, 2008.

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

	For the Three
	Months Ended
	September 30,
	2008	2007

Net loss	$(3.4)	$(5.8)
Net interest expense	38.3	40.7
Income tax benefit	(2.1)	(3.6)
Depreciation and amortization(1)	26.6	28.3

EBITDA	$59.4	$59.6

(1)	Depreciation and amortization includes non-cash charges related to property, equipment and intangible asset impairments of $4.8 million in the three-month period ended September 30, 2007.

Covenant Compliance

Under our senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of September 30, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future.

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

Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our debt service obligations, which have increased substantially as a result of our indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior credit facilities and the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Twelve
Months Ended
September 30, 2008

Net income	$67.1
Interest expense, net	155.3
Provision for income taxes	42.7
Depreciation and amortization(1)	98.6

EBITDA	363.7

Reversal of impact of unfavorable leases(2)	(1.5)
Transaction and advisory expense(3)	5.0
Severance and relocation	3.4
Capital taxes	1.3
Other	1.7

Adjusted EBITDA — Covenant Compliance	$373.6

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments of $0.7 million.

(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.

(3)	Represents fees incurred under a management advisory agreement with the Sponsors.

Our covenant requirements and actual ratios for the twelve months ended September 30, 2008 are as follows:

	Covenant	Actual
Senior Secured Credit Facility	Requirements	Ratios

Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 1.60x	2.41x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 7.00x	4.63x

Certain Risks and Uncertainties

Certain of the matters we discuss in this report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; our ability to generate sufficient cash to service all of our debt obligations; general economic and market conditions; the condition of the post-secondary education industry; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with the post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where we transact business. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report.

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

At September 30, 2008, we had total debt obligations of $2,078.2 million, including $1,315.7 million of variable rate debt, at a weighted average interest rate of 7.49%. A hypothetical change of 1.25% in interest rates from September 30, 2008 levels would have increased or decreased interest expense approximately $1.8 million for the variable rate debt in the three-month period ended September 30, 2008.

Two five-year interest rate swap agreements fix the interest rate for $750.0 million of our variable rate debt through July 1, 2011. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. At September 30, 2008, we had variable rate debt of $565.7 million that was subject to market rate risk, as our interest payments fluctuated as the underlying interest rates changed as a result of market changes. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheet at fair value. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For the three-month period ended September 30, 2008, we recorded an unrealized after-tax loss of $0.8 million in other comprehensive loss related to the change in market value on the swap agreements. The cumulative unrealized net loss of $25.2 million, net of tax, at September 30, 2008 related to the swaps may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the senior secured credit facility is extinguished or if the swap agreements are terminated prior to maturity.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our June 30, 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (file no. 333-137605), except as set forth below.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

The U.S. economy and the economies of other key industrialized countries currently are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. and other key economies may be in or heading toward recession. In addition, homeowners in the U.S. have experienced a significant reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

The current unprecedented disruptions in the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand or operate our business and may affect the availability or cost of borrowing under our existing credit facilities.

The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in the last several months, leading to governmental intervention in the banking sector in the U.S. and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand of our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our senior credit facility. If we are unable to obtain needed capital in this manner on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

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

Date: November 14, 2008