Form 10-Q
period 2008-12-31
Education Management LLC
filed 2009-02-13
CIK 1375891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,	December 31,
	2008	2008	2007
	(Unaudited)		(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$270,875	$236,027	$176,484
Restricted cash	12,192	13,822	14,117

Total cash, cash equivalents and restricted cash	283,067	249,849	190,601

Receivables, net of allowances of $70,416, $52,270 and $46,600	57,693	86,580	47,264
Notes, advances and other	17,084	11,339	8,928
Inventories	9,680	8,490	9,140
Deferred income taxes	25,739	25,352	17,063
Other current assets	30,474	37,328	34,724

Total current assets	423,737	418,938	307,720

Property and equipment, net	525,070	504,560	436,028
Other long-term assets	57,266	61,351	65,576
Intangible assets, net	477,029	483,853	490,986
Goodwill	2,578,898	2,585,581	2,586,209

Total assets	$4,062,000	$4,054,283	$3,886,519

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,758	$12,862	$12,533
Revolving credit facility	180,000	120,000	—
Accounts payable	41,086	57,430	46,506
Accrued liabilities	91,875	128,398	86,152
Accrued income taxes	13,841	11,522	14,289
Unearned tuition	25,710	69,154	14,342
Advance payments	74,640	60,679	144,309

Total current liabilities	439,910	460,045	318,131

Long-term debt, less current portion	1,882,198	1,888,583	1,895,493
Deferred income taxes	164,939	186,518	194,414
Deferred rent	100,638	96,449	90,553
Other long-term liabilities	106,196	71,473	72,026
Members’ equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	1,300,000
Accumulated earnings	114,820	75,900	39,241
Accumulated other comprehensive loss	(46,701)	(24,685)	(23,339)

Total members’ equity	1,368,119	1,351,215	1,315,902

Total liabilities and members’ equity	$4,062,000	$4,054,283	$3,886,519

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net revenues	$522,218	$445,311	$956,446	$806,644
Costs and expenses:
Educational services	265,618	224,031	519,130	429,650
General and administrative	121,807	102,787	243,109	198,918
Depreciation and amortization	27,575	23,469	54,179	51,761

Total costs and expenses	415,000	350,287	816,418	680,329

Income before interest and income taxes	107,218	95,024	140,028	126,315
Interest expense, net	40,536	39,814	78,856	80,512

Income before income taxes	66,682	55,210	61,172	45,803
Provision for income taxes	24,355	21,386	22,252	17,757

Net income	$42,327	$33,824	$38,920	$28,046

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$38,920	$28,046
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization on property and equipment	45,358	41,331
Amortization of intangible assets	8,821	10,430
Amortization of debt issuance costs	3,845	3,845
Reimbursements for tenant improvements	11,543	3,378
Non-cash adjustments in deferred rent	(1,004)	(1,039)
Changes in assets and liabilities:
Restricted cash	1,630	(3,809)
Receivables	28,856	22,716
Inventories	(1,256)	(2,142)
Other assets	(8,982)	330
Accounts payable	(6,778)	1,708
Accrued liabilities	(22,002)	(12,481)
Unearned tuition	(43,444)	(37,610)
Advance payments	14,622	65,650

Total adjustments	31,209	92,307

Net cash flows provided by operating activities	70,129	120,353

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(436)
Expenditures for long-lived assets	(78,346)	(68,512)
Reimbursements for tenant improvements	(11,543)	(3,378)

Net cash flows used in investing activities	(89,889)	(72,326)

Cash flows from financing activities:
Borrowings on revolving credit facility	180,000	—
Payments on revolving credit facility	(120,000)	(90,000)
Payments of debt	(6,489)	(31,953)

Net cash flows provided by (used in) financing activities	53,511	(121,953)
Effect of exchange rate changes on cash and cash equivalents	1,097	(313)

Net change in cash and cash equivalents	34,848	(74,239)
Cash and cash equivalents, beginning of period	236,027	250,723

Cash and cash equivalents, end of period	$270,875	$176,484

Cash paid during the period for:
Interest (including swap settlement)	$79,158	$101,758
Income taxes	21,422	6,432

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

			Accumulated
			Other
	Capital	Accumulated	Comprehensive
	Contribution	Earnings	Loss(a)		Total
	(Dollars in thousands)

Balance, June 30, 2007	$1,300,000	$12,534	$(1,461)		$1,311,073

Comprehensive income:
Net income	—	64,705	—		64,705
Foreign currency translation	—	—	68		68
Unrealized loss on interest rate swaps, net of tax of $13,609	—	—	(23,292)		(23,292)

Comprehensive income					41,481
Cumulative effect of adoption of FASB Interpretation No. 48	—	(1,339)	—		(1,339)

Balance, June 30, 2008	1,300,000	75,900	(24,685	)(b)	1,351,215

(Unaudited)
Comprehensive income:
Net income	—	38,920	—		38,920
Foreign currency translation	—	—	(48)		(48)
Unrealized loss on interest rate swaps, net of tax of $12,840	—		(21,968)		(21,968)

Comprehensive income					16,904

Balance, December 31, 2008	$1,300,000	$114,820	$(46,701	)(b)	$1,368,119

(a)	During the six months ended December 31, 2007, other comprehensive loss consisted of a $0.4 million foreign currency translation gain and a $22.3 million unrealized loss on interest rate swaps, net of tax.

(b)	The balance in accumulated other comprehensive loss at December 31, 2008, June 30, 2008 and December 31, 2007 is comprised of $46.3 million, $24.4 million and $23.3 million of unrealized net losses on interest rate swaps, net of tax, respectively and $0.4 million, $0.3 million and less than $0.1 million of cumulative foreign currency translation losses, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management LLC and its subsidiaries (collectively, the “Company” or the “Successor”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2008 and December 31, 2007, the statements of operations for the three and six months ended December 31, 2008 and 2007 and the statements of cash flows for the six months ended December 31, 2008 and 2007. The statements of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2008 has been derived from the consolidated audited balance sheet included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications of December 31, 2007 data have been made to conform to the December 31, 2008 presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. As described in Note 7, the Company adopted SFAS No. 157 as of July 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date for applying SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value as a result of goodwill and long-lived asset impairment testing. The Company does not expect the adoption of FSP No. 157-2, which is effective for the Company on July 1, 2009, to have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which will enhance required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009; as such, the Company intends to make the additional disclosures required by this standard in its fiscal quarter ending March 31, 2009 Form 10-Q.

3.	SHARE-BASED PAYMENT

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended (the “Option Plan”), authorizes equity awards to be granted for up to approximately 1.8 million shares of EDMC’s common stock, of which awards covering approximately 1.8 million options to purchase EDMC common stock are outstanding at December 31, 2008. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based and performance-based options to purchase common stock issued by EDMC. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement, other than the passage of time, that must occur in order for the participants to receive fair market value for their options, such as an initial public offering or a change in ownership of EDMC.

The Amended and Restated Shareholders’ Agreement contains a call right that gives EDMC the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of EDMC’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, EDMC’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed in the Company’s statement of operations in the period in which the termination occurs. No outstanding options have been exercised as of December 31, 2008.

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control or realization event, as defined in the Amended and Restated Shareholders Agreement, subject to certain conditions, and generally expire ten years from the date of grant. At December 31, 2008, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based Payment”. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any of these grants during the six month periods ended December 31, 2008 or 2007. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $36.2 million at December 31, 2008. The restrictions precluding option holders from obtaining fair value for their shares will terminate in the event of a qualified initial public offering under the terms of EDMC’s Amended and Restated Shareholder’s Agreement.

Long Term Incentive Compensation Plan

EDMC has also adopted the Long Term Incentive Compensation Plan (the “LTIC Plan”), which consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of EDMC. Approximately 660,000 units were outstanding under the LTIC Plan at December 31, 2008, out of a total of 1,000,000 units authorized. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable to occur at December 31, 2008 or 2007, no compensation expense has been recognized by the Company during the six months ended December 31, 2008 or 2007 related to these units. The plan is currently being accounted for as a liability-plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering by EDMC. After the completion of an initial public offering, the units may be settled in shares of common stock or cash at the discretion of EDMC’s board of directors.

4.	GOODWILL AND LONG-LIVED ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. As defined in SFAS No. 141, “Business Combinations”, goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets, as evidenced by the excess of the amount paid to acquire the Company over the value of these respective assets.

The following table summarizes goodwill adjustments during the six-month period ended December 31, 2008 (in thousands):

Goodwill at June 30, 2008	$2,585,581
Reduction from release of deferred tax asset valuation allowances (Note 9)	(6,683)

Goodwill at December 31, 2008	$2,578,898

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	December 31, 2008		June 30, 2008		December 31, 2007
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(861)	3,000	(694)	3,000	(528)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	25,246	(11,333)	23,200	(8,989)	21,327	(7,007)
Student contracts, applications and relationships	39,511	(28,292)	39,511	(23,325)	39,511	(17,841)
Favorable leases and other	16,297	(8,718)	16,409	(7,438)	16,429	(6,084)

Total intangible assets	$526,233	$(49,204)	$524,299	$(40,446)	$522,446	$(31,460)

Amortization of intangible assets for the three months ended December 31, 2008 and December 31, 2007 was $4.3 million and $4.7 million, respectively. Amortization of intangible assets for the six months ended December 31, 2008 and 2007 was $8.8 million and $10.4 million, respectively. The 2007 six-month period includes an impairment charge of $1.0 million, as discussed below.

Total estimated amortization of the Company’s intangible assets for the remainder of the fiscal year ending June 30, 2009 and for each of the fiscal years ending June 30, 2010 through 2013 and thereafter is as follows (in thousands):

Amortization
Fiscal Years	Expense

2009 (remainder)	$8,349
2010	7,924
2011	6,591
2012	5,526
2013	3,113
Thereafter	3,347

Property and Equipment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. During the six-month period ended December 31, 2007, the Company recorded an impairment charge of $4.8 million in depreciation and amortization expense in the consolidated statement of operations as anticipated future cash flows at one of the Company’s schools could not support the carrying value of its long-lived assets. The $4.8 million charge, which consisted of $3.8 million related to property and equipment and $1.0 million related to intangible assets, adjusted the property, equipment and intangible asset values at the school to their respective estimated fair values, as calculated using a traditional discounted cash flow model.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2008	2008	2007

Payroll and related taxes	$25,974	$55,076	$36,723
Capital expenditures	4,324	18,359	5,333
Advertising	17,785	11,770	10,371
Interest	8,999	11,084	6,335
Benefits	8,277	8,501	10,003
Other	26,516	23,608	17,387

Total accrued liabilities	$91,875	$128,398	$86,152

6.	SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt:

At December 31, 2008 and June 30, 2008, borrowings of $180.0 million and $120.0 million, respectively, were outstanding under the $322.5 million revolving credit facility. No borrowings were outstanding at December 31, 2007. The interest rates on amounts outstanding under the revolving credit facility at December 31, 2008 and June 30, 2008 were 2.31% and 5.75%, respectively. These rates equal LIBOR plus a margin of 1.75% at December 31, 2008 and prime plus a margin of 0.75% at June 30, 2008. The applicable margin for borrowings under the revolving credit facility can change depending on certain leverage ratios. The Company is obligated to pay a commitment fee at a rate of 0.375% per annum on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.

The Company had outstanding letters of credit totaling $109.5 million at December 31, 2008, including letters of credit to the U.S. Department of Education for an aggregate of $92.8 million. The U.S. Department of Education requires the Company to maintain a $91.9 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The outstanding letters of credit reduced availability of borrowings under the revolving credit facility, leaving $33.0 million of available borrowings at December 31, 2008.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt:

The Company’s long-term debt consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2008	2008	2007

Senior secured term loan facility, due 2013	$1,132,752	$1,138,677	$1,144,603
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	903	1,364	1,920
Mortgage debt of consolidated entity	1,301	1,404	1,503

Total debt	1,894,956	1,901,445	1,908,026
Less current portion	12,758	12,862	12,533

Total long term debt, less current portion	$1,882,198	$1,888,583	$1,895,493

The interest rate on the senior secured term loan facility, which equals LIBOR plus a margin spread of 1.75%, was 3.25% at December 31, 2008, 4.563% at June 30, 2008 and 6.625% at December 31, 2007.

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities of $1.3 million at December 31, 2008. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

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

The Company recorded an unrealized after-tax loss of $21.1 million and $11.4 million for the three months ended December 31, 2008 and 2007, respectively, and an unrealized after-tax loss of $22.0 million and $22.3 million for the six months ended December 31, 2008 and 2007, respectively, in other comprehensive loss related to the change in market value of the Company’s interest rate swap agreements. Additionally, at December 31, 2008, there was a cumulative unrealized loss of $46.3 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet, which would be immediately recognized in the consolidated statement of operations if future events cause the loss of treatment as cash flow hedges under the requirements of SFAS No. 133.

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

The interest rate swap agreements were the only financial assets and liabilities held by the Company that fell within the scope of SFAS No. 157 during the six month period ended December 31, 2008, and its adoption did not materially impact the Company’s financial statements. The Company used Level 2 inputs when applying SFAS No. 157 to the interest rate swap agreements, including obtaining quotes from counterparties to the transactions.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	December 31, 2008		June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value

Fair value of interest rate swap liabilities	$73,724	$73,724	$38,916	$38,916	$37,205	$37,205
Variable rate debt	1,132,752	702,306	1,138,677	1,058,970	1,144,603	1,121,711
Fixed rate debt	762,204	583,754	762,768	710,555	763,424	776,898
Revolving credit facility	180,000	180,000	120,000	120,000	—	—

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

The Company’s effective tax rate was 36.5% and 36.4% for the three and six months ended December 31, 2008, respectively, and 38.7% and 38.8% for the three and six months ended December 31, 2007, respectively. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes and the application of FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

The Company’s Canadian operations have demonstrated cumulative pretax profits for twelve consecutive fiscal quarters, including the three and six months ended December 31, 2008. Based upon this cumulative recent history of pretax profits and projected future profits, the Company believes that its Canadian operations have demonstrated a return to sustained profitability and that it is more-likely-than-not the Company will be able to utilize its Canadian deferred tax assets before they expire. Therefore, the Company reversed the valuation allowances of $6.7 million previously recorded against its Canadian deferred tax assets during the quarter ended December 31, 2008. This reversal was recorded against goodwill as the valuation allowances were recorded in purchase accounting at June 1, 2006. Consistent with reversing the previously recorded valuation allowances related to its Canadian deferred tax assets, the Company is no longer recording a valuation allowance against future Canadian deductible items that arise in the current year, which has favorably impacted the current year effective tax rate.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has accrued a total of $23.5 million as of December 31, 2008 for uncertain tax positions under FIN 48, excluding interest and the indirect benefits associated with state income taxes. There have been no material adjustments to the liabilities recorded for uncertain tax positions under FIN 48 since the last annual disclosure for the fiscal year ended June 30, 2008.

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

At December 31, 2008, the Company has provided $9.3 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

11.	RELATED PARTY TRANSACTIONS

In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $2.5 million at June 30, 2008 relating to these prepaid advisory fees and general and administrative expense includes $1.3 million and $2.5 million related to these advisory fees in each of the three-month and six-month periods ended December 31, 2008 and 2007, respectively. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

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

The following tables present the condensed consolidated financial position of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2008, June 30, 2008

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2007. The results of operations for the three- and six month periods ended December 31, 2008 and 2007 and the condensed cash flows for the six-month periods ended December 31, 2008 and 2007 are presented for the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations.

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current:
Cash and cash equivalents	$252,105	$168	$18,602	$—	$270,875
Restricted cash	500	—	11,692	—	12,192
Notes, advances and trade receivables, net	374	55	74,348	—	74,777
Inventories	—	—	9,680	—	9,680
Other current assets	13,137	539	42,537	—	56,213

Total current assets	266,116	762	156,859	—	423,737

Property and equipment, net	44,826	6,101	474,143	—	525,070
Intangible assets, net	444	63	476,522	—	477,029
Goodwill	8,075	—	2,570,823	—	2,578,898
Intercompany balances	1,747,617	(16,581)	(1,731,036)	—	—
Other long term assets	51,462	—	5,804	—	57,266
Investment in subsidiaries	1,477,838	—	—	(1,477,838)	—

Total assets	$3,596,378	$(9,655)	$1,953,115	$(1,477,838)	$4,062,000

Liabilities and Members’ Equity (Deficit)
Current:
Short-term and current portion of long-term debt	$191,911	$—	$847	$—	$192,758
Accounts payable, accrued and other current liabilities	68,347	1,809	176,996	—	247,152

Total current liabilities	260,258	1,809	177,843	—	439,910

Long-term debt, less current portion	1,880,857	—	1,341	—	1,882,198
Other long-term liabilities	109,258	45	97,531	—	206,834
Deferred income taxes	(22,114)	72	186,981	—	164,939

Total liabilities	2,228,259	1,926	463,696	—	2,693,881

Total members’ equity (deficit)	1,368,119	(11,581)	1,489,419	(1,477,838)	1,368,119

Total liabilities and members’ equity (deficit)	$3,596,378	$(9,655)	$1,953,115	$(1,477,838)	$4,062,000

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current:
Cash and cash equivalents	$2,314	$135	$233,578	$—	$236,027
Restricted cash	500	—	13,322	—	13,822
Notes, advances and trade receivables, net	238	62	97,619	—	97,919
Inventories	—	—	8,490	—	8,490
Other current assets	13,623	700	48,357	—	62,680

Total current assets	16,675	897	401,366	—	418,938

			—
Property and equipment, net	43,057	5,637	455,866	—	504,560
Intangible assets, net	535	67	483,251	—	483,853
Goodwill	9,447	—	2,576,134	—	2,585,581
Intercompany balances	2,009,299	(13,911)	(1,995,388)	—	—
Other long term assets	65,401	—	(4,050)	—	61,351
Investment in subsidiaries	1,389,606	—	—	(1,389,606)	—

Total assets	$3,534,020	$(7,310)	$1,917,179	$(1,389,606)	$4,054,283

Liabilities and Members’ Equity (Deficit)
Current:
Short-term and current portion of long-term debt	$131,911	$1	$950	$—	$132,862
Accounts payable, accrued and other current liabilities	88,951	4,016	234,216	—	327,183

Total current liabilities	220,862	4,017	235,166	—	460,045

Long-term debt, less current portion	1,886,795	—	1,788	—	1,888,583
Other long-term liabilities	75,148	44	92,730	—	167,922
Deferred income taxes	—	72	186,446	—	186,518

Total liabilities	2,182,805	4,133	516,130	—	2,703,068

Total members’ equity (deficit)	1,351,215	(11,443)	1,401,049	(1,389,606)	1,351,215

Total liabilities and members’ equity (deficit)	$3,534,020	$(7,310)	$1,917,179	$(1,389,606)	$4,054,283

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current:
Cash and cash equivalents	$171,112	$171	$5,201	$—	$176,484
Restricted cash	2,031	—	12,086	—	14,117
Notes, advances and trade receivables, net	526	79	55,587	—	56,192
Inventories	—	—	9,140	—	9,140
Other current assets	11,336	182	40,269	—	51,787

Total current assets	185,005	432	122,283	—	307,720

			—
Property and equipment, net	33,630	5,367	397,031	—	436,028
Intangible assets, net	626	70	490,290	—	490,986
Goodwill	10,154	—	2,576,055	—	2,586,209
Intercompany balances	1,775,162	(14,855)	(1,760,307)	—	—
Other long term assets	70,981	—	(5,405)	—	65,576
Investment in subsidiaries	1,302,847	—	—	(1,302,847)	—

Total assets	$3,378,405	$(8,986)	$1,819,947	$(1,302,847)	$3,886,519

Liabilities and Members’ Equity (Deficit)
Current:
Short-term and current portion of long-term debt	$11,632	$3	$898	$—	$12,533
Accounts payable, accrued and other current liabilities	82,172	1,622	221,804	—	305,598

Total current liabilities	93,804	1,625	222,702	—	318,131

Long-term debt, less current portion	1,893,012	—	2,481	—	1,895,493
Other long-term liabilities	75,687	43	86,849	—	162,579
Deferred income taxes	—	66	194,348	—	194,414

Total liabilities	2,062,503	1,734	506,380	—	2,570,617

Total members’ equity (deficit)	1,315,902	(10,720)	1,313,567	(1,302,847)	1,315,902

Total liabilities and members’ equity (deficit)	$3,378,405	$(8,986)	$1,819,947	$(1,302,847)	$3,886,519

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$1,902	$520,316	$—	$522,218
Costs and expenses:
Educational services	9,527	1,499	254,592	—	265,618
General and administrative	(12,891)	725	133,973	—	121,807
Depreciation and amortization	3,607	91	23,877	—	27,575

Total costs and expenses	243	2,315	412,442	—	415,000

Income (loss) before interest and income taxes	(243)	(413)	107,874	—	107,218
Interest expense, net	39,802	—	734	—	40,536
Equity in earnings of subsidiaries	(68,476)	—	—	68,476	—

Income (loss) before income taxes	28,431	(413)	107,140	(68,476)	66,682
Provision for (benefit from) income taxes	(13,896)	(154)	38,405	—	24,355

Net income (loss)	$42,327	$(259)	$68,735	$(68,476)	$42,327

CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$1,913	$443,398	$—	$445,311
Costs and expenses:
Educational services	7,186	1,473	215,372	—	224,031
General and administrative	(3,996)	2,392	104,391	—	102,787
Depreciation and amortization	2,151	—	21,318	—	23,469

Total costs and expenses	5,341	3,865	341,081	—	350,287

Income (loss) before interest and income taxes	(5,341)	(1,952)	102,317	—	95,024
Interest expense, net	38,864	—	950	—	39,814
Equity in earnings of subsidiaries	(60,838)	—	—	60,838	—

Income (loss) before income taxes	16,633	(1,952)	101,367	(60,838)	55,210
Provision for (benefit from) income taxes	(17,191)	(759)	39,336	—	21,386

Net income (loss)	$33,824	$(1,193)	$62,031	$(60,838)	$33,824

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$5,230	$951,216	$—	$956,446
Costs and expenses:
Educational services	18,627	3,859	496,644	—	519,130
General and administrative	(25,678)	1,497	267,290	—	243,109
Depreciation and amortization	7,168	91	46,920	—	54,179

Total costs and expenses	117	5,447	810,854	—	816,418

Income (loss) before interest and income taxes	(117)	(217)	140,362	—	140,028
Interest expense, net	77,389	—	1,467	—	78,856
Equity in earnings of subsidiaries	(88,232)	—	—	88,232	—

Income (loss) before income taxes	10,726	(217)	138,895	(88,232)	61,172
Provision for (benefit from) income taxes	(28,194)	(79)	50,525	—	22,252

Net income (loss)	$38,920	$(138)	$88,370	$(88,232)	$38,920

CONSOLIDATED STATEMENT OF OPERATIONS
For the six months ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$5,062	$801,582	$—	$806,644
Costs and expenses:
Educational services	12,707	3,512	413,431	—	429,650
General and administrative	(23,195)	4,423	217,690	—	198,918
Depreciation and amortization	4,246	—	47,515	—	51,761

Total costs and expenses	(6,242)	7,935	678,636	—	680,329

Income (loss) before interest and income taxes	6,242	(2,873)	122,946	—	126,315
Interest expense, net	78,591	—	1,921	—	80,512
Equity in earnings of subsidiaries	(72,344)	—	—	72,344	—

Income (loss) before income taxes	(5)	(2,873)	121,025	(72,344)	45,803
Provision for (benefit from) income taxes	(28,051)	(1,114)	46,922	—	17,757

Net income (loss)	$28,046	$(1,759)	$74,103	$(72,344)	$28,046

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Net cash flows provided by (used in) operations	$(40,782)	$(2,176)	$113,087	$70,129

Cash flows from investing activities
Expenditures for long-lived assets	(6,689)	(910)	(70,747)	(78,346)
Other investing activities	—	—	(11,543)	(11,543)

Net cash flows used in investing activities	(6,689)	(910)	(82,290)	(89,889)

Cash flows from financing activities
Net proceeds from (payments of) debt	54,062	(1)	(550)	53,511
Intercompany transactions	243,200	3,120	(246,320)	—

Net cash flows provided by (used in) financing activities	297,262	3,119	(246,870)	53,511

Effect of exchange rate changes on cash and cash equivalents	—	—	1,097	1,097

Increase (decrease) in cash and cash equivalents	249,791	33	(214,976)	34,848
Beginning cash and cash equivalents	2,314	135	233,578	236,027

Ending cash and cash equivalents	$252,105	$168	$18,602	$270,875

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Net cash flows provided by (used in) operations	$5,224	$(3,156)	$118,285	$120,353

Cash flows from investing activities
Expenditures for long-lived assets	(4,794)	(374)	(63,344)	(68,512)
Other investing activities	(3,814)	—	—	(3,814)

Net cash flows used in investing activities	(8,608)	(374)	(63,344)	(72,326)

Cash flows from financing activities
Net payments of debt	(121,522)	(3)	(428)	(121,953)
Intercompany transactions	238,075	3,580	(241,655)	—

Net cash flows provided by (used in) financing activities	116,553	3,577	(242,083)	(121,953)

Effect of exchange rate changes on cash and cash equivalents	—	—	(313)	(313)

Increase (decrease) in cash and cash equivalents	113,169	47	(187,455)	(74,239)
Beginning cash and cash equivalents	57,943	124	192,656	250,723

Ending cash and cash equivalents	$171,112	$171	$5,201	$176,484

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	50.9%	50.3%	54.3%	53.2%
General and administrative	23.3%	23.1%	25.4%	24.7%
Depreciation and amortization	5.3%	5.3%	5.7%	6.4%

Total costs and expenses	79.5%	78.7%	85.4%	84.3%

Income before interest and income taxes	20.5%	21.3%	14.6%	15.7%
Interest expense, net	7.8%	8.9%	8.2%	10.0%

Income before income taxes	12.7%	12.4%	6.4%	5.7%
Provision for income taxes	4.7%	4.8%	2.3%	2.2%

Net income	8.0%	7.6%	4.1%	3.5%

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Net revenues

Net revenues for the three months ended December 31, 2008 increased 17.3% to $522.2 million, compared to $445.3 million for the same period a year ago. The increase in net revenues primarily resulted from a 15.6% increase in total student enrollment from October 2007 to October 2008 and an approximate 6% increase in tuition rates, partially offset by a lower average credit load taken by students. None of the increase in total student enrollment was due to acquisitions of schools since the end of the 2007 period. The decrease in average credit load was primarily due to growth in students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Our quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments at our schools. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience fewer seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.

Educational services expenses

Educational services expenses consists primarily of costs related to the development, delivery and administration of our education programs. The major cost components include, but are not limited to, faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, loan fees and bad debt expense. Educational services expenses increased compared to the prior year quarter by $41.6 million, or 18.6%, to $265.6 million for the current quarter due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses increased 55 basis points compared to the prior year quarter. Bad debt expense increased by 107 basis points as a percentage of net revenues compared to the prior year quarter due primarily to larger receivable balances, increased delinquencies and allowances recorded in connection with our new student lending program with a private lender. We also experienced a 22 basis point increase as a percentage of net revenues in fees paid to private lenders to originate loans obtained by our students. Personnel costs also increased 34 basis points as a percentage of net revenues period to period, which was primarily the result of increased investment in online programs and new campuses. As a percentage of net revenues, these increases were partially offset by a 26 basis point decrease in rent expense associated with schools compared with the prior year quarter. Rent expense associated with schools was $37.1 million in the current quarter and $32.8 million in the prior year quarter. The remaining net decrease as a percentage of net revenues of 82 basis points in the current quarter was primarily the result of experiencing operating leverage on other costs such as school supplies, telephone, maintenance on existing information technology, travel and training.

General and administrative expenses

General and administrative expenses were $121.8 million for the current quarter, an increase of 18.5% from $102.8 million in the prior year quarter. As a percentage of net revenues, general and administrative expenses increased 24 basis points compared with the prior year quarter. An increase in personnel costs as a percentage of net revenues of 94 basis points was due primarily to continued investment in marketing and admissions representatives. This increase was partially offset by a reduction in advertising expenses as a percentage of net revenues of 29 basis points compared with the prior period due to reduced costs per inquiry. The remaining net decrease as a percentage of net revenues in general and administrative expenses was due to our experiencing operating leverage of 41 basis points on other costs, including consulting, travel and training.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $27.6 million for the current quarter, an increase of 17.5%, or one basis point as, a percentage of net revenues, from $23.5 million in the prior year quarter.

Income before interest and taxes

Income before interest and taxes increased by $12.2 million, or 12.8%, to $107.2 million for the current quarter compared with the prior year quarter. The corresponding margin decreased to 20.5% in the current quarter from 21.3% in the prior year quarter due to the factors described above.

Interest expense, net

Net interest expense was $40.5 million in the current quarter, an increase of $0.7 million from the prior year quarter. The increase in net interest expense was primarily due to our borrowing of $180.0 million under the revolving credit facility in September 2008 as a precautionary measure due to the current state of the capital markets, which was partially offset by a decrease in the average interest rate of the term loan for the current quarter and the effect of $13.1 million of required principal repayments on outstanding indebtedness since December 31, 2007.

Provision for income taxes

The provision for income taxes for the three months ended December 31, 2008 was $24.4 million as compared to $21.4 million for the same period in the prior year. Our effective tax rate was 36.5% for the three months ended December 31, 2008 as compared to 38.7% for the same period in the prior year. The decrease in the effective tax rates from the same period in the prior year was due to the recording of two discrete items in the second quarter of fiscal 2009 — an adjustment to the tax basis of certain intangible assets that resulted in the recording of a deferred tax benefit and the release of valuation allowances previously recorded against our Canadian deferred tax assets.

The effective tax rates differed from the combined federal and state statutory rates primarily due to state valuation allowances, expenses that are non-deductible for tax purposes and the application of FIN 48.

Net income

We had net income of $42.3 million in the three months ended December 31, 2008 compared to $33.8 million in the three months ended December 31, 2007 due to the factors described above.

Six months ended December 31, 2008 compared to the six months ended December 31, 2007

Net revenues

Net revenues for the six months ended December 31, 2008 increased 18.6% to $956.4 million, compared to $806.6 million for the same period a year ago, primarily resulting from a 16.0% increase in average student enrollment during each of the periods presented and an increase in tuition rates of approximately 5%, partially offset by a lower than average credit load taken by students. The decrease in credit load was primarily due to growth in students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Educational services expenses

Educational services expenses increased compared to the prior year six-month period by $89.5 million, or 20.8%, to $519.1 million for the current year six-month period due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses increased 101 basis points compared to the prior year six-month period. Bad debt expense increased as a percentage of net revenues by 128 basis points compared to the prior year six-month period due primarily to larger receivable balances, increased delinquencies and allowances recorded in connection with our new student lending program with a private lender. In addition, we experienced a 26 basis point increase as a percentage of net revenues in fees paid to private lenders to originate loans obtained by our students. As a percentage of net revenues, these increases were partially offset by a 21 basis point decrease in rent expense associated with schools compared with the prior year six-month period. Rent expense associated with schools was $72.4 million in the current year six-month period and $62.7 million in the prior year six-month period. The remaining net decrease as a percentage of net revenues of 32 basis points in the current year six-month period was primarily the result of experiencing operating leverage on other costs such as personnel, school supplies, travel and training.

General and administrative expenses

General and administrative expenses were $243.1 million for the current year six-month period, an increase of 22.2% from $198.9 million in the prior year six-month period. As a percentage of net revenues, general and administrative expenses increased 76 basis points compared with the prior year six-month period. An increase in personnel costs as a percentage of net revenues of 99 basis points was due primarily to continued investment in marketing and admissions representatives. We also had increased advertising expenses as a percentage of net revenues of 24 basis points compared with the prior year six-month period. The remaining net decrease as a percentage of net revenues of 47 basis points in the current year six-month period was primarily in the result of experiencing operating leverage on other costs, including employee, consulting, travel and training.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $54.2 million for the current year six-month period, an increase of 4.7% from $51.8 million in the prior year six-month period. As a percentage of net revenues, depreciation and amortization decreased by 75 basis points compared to the prior year six-month period, due primarily to a $4.8 million impairment charge, or 60 basis points, incurred at one of our schools in the first quarter of the prior year six-month period. The remaining net decrease as a percentage of net revenues of 15 basis points was primarily due to the fixed nature of these expenses.

Income before interest and taxes

Income before interest and taxes increased by $13.7 million, or 10.9%, to $140.0 million for the current year six-month period six-month period compared with the prior year six-month period. The corresponding margin decreased to 14.6% in the current year from 15.7% in the prior year six-month period due to the factors described above.

Interest expense, net

Net interest expense was $78.8 million in the current year six-month period, a decrease of $1.7 million from the prior year six-month period. The decrease in net interest expense was primarily related to the reduction in the average interest rate of the term loan for the current year six-month period compared with the prior year six-month period, coupled with the effect of required principal repayments of $13.1 million on outstanding indebtedness since December 31, 2007. These decreases were partially offset by interest incurred due to our borrowing of $180.0 million under the revolving credit facility in September 2008 as a precautionary measure due to the current state of the capital markets.

Provision for income taxes

The provision for income taxes for the six months ended December 31, 2008 was $22.3 million as compared to $17.8 million for the same period in the prior year. Our effective tax rate was 36.4% for the six months ended December 31, 2008 as compared to 38.8% for the same period in the prior year. The decrease in the effective rates from the same period in the prior year was due to the recording of two discrete items in the second quarter of fiscal 2009 — an adjustment to the tax basis of certain intangible assets that resulted in the recording of a deferred tax benefit and the release of valuation allowances previously recorded against our Canadian deferred tax assets.

The effective tax rates differed from the combined federal and state statutory rates primarily due to state valuation allowances, expenses that are non-deductible for tax purposes and the application of FIN 48.

Net income

We had net income of $38.9 million in the six months ended December 31, 2008 compared to $28.0 million in the six months ended December 31, 2007 due to the factors described above.

Liquidity and Capital Resources

Our primary source of cash is tuition collected from students. We finance our operating activities primarily through cash generated from operations. Acquisitions have historically been financed through cash generated from operations. We believe that cash flows from operations, supplemented from time to time with borrowings under our $322.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Net working capital is calculated as total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility do not contribute to the change in net working capital as these liabilities are directly offset in current assets. At December 31, 2008, we had a working capital deficit of $16.2 million compared to a working capital deficit of $10.4 million at December 31, 2007.

Operating cash flows

Cash provided by operating activities for the six-month period ended December 31, 2008 was $70.1 million, a decrease of $50.2 million compared to the prior year period. Decreased operating cash flows as compared to the prior year period were primarily due to the timing of receipts of advance payments.

Days sales outstanding (“DSO”) in receivables was 12.9 days at December 31, 2008 compared to 11.3 days at December 31, 2007. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by changes in the start dates of academic terms from reporting period to reporting period. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of calendar days in a quarter. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans to students, which are non-recourse to us with the exception of our new student lending program, help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans.

We have accrued a total of $23.5 million as of December 31, 2008 for uncertain tax positions under FIN 48, excluding interest and the indirect benefits associated with state income taxes. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

Investing cash flows

Capital expenditures increased to $78.3 million, or 8.2% of net revenues, for the six-month period ended December 31, 2008 from $68.5 million, or 8.5% of net revenues, in the prior year six-month period primarily due to an increase in investments in new school locations over the prior year period along with several large existing campus expansions during the current quarter. Capital expenditures are expected to be between 6% and 8% of our net revenues in fiscal 2009. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements and reduce the capital expenditures related to leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.

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

At December 31, 2008, we had outstanding letters of credit issued to the U.S. Department of Education for approximately $92.8 million, including a $91.9 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce our availability to borrow funds under the $322.5 million revolving credit facility. Including those issued to the U.S. Department of Education, an aggregate of $109.5 million of letters of credit were outstanding at December 31, 2008.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2008, we had $2,075.0 million in aggregate indebtedness outstanding, including short-term debt under our revolving credit facility, with additional borrowing capacity of $33.0 million under the revolving credit facility, after giving effect to outstanding letters of credit and amounts drawn on our revolving credit facility. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Federal Family Education Loan Program and Private Student Loans

Effective October 1, 2007, the federal government reduced the subsidies received by private lenders and guaranty agencies for participation in the Federal Family Education Loan (“FFEL”) program. A number of private lenders have stopped participating in the FFEL program due to the decrease in subsidies and the tightening of the credit markets within the U.S. economy. We have expanded our FFEL programs to include additional private lenders on our recommended lender lists and do not anticipate that a significant number of students attending our schools will encounter problems in obtaining federally guaranteed student loans from private lenders. Private lenders available to originate federally guaranteed student loans vary by education system. We continue to monitor the availability of private lenders and, as a precaution against possible limitations on the availability of private lenders, we have ensured that all of our schools are approved to enable our students to obtain direct loans under the William D. Ford Federal Direct Loan (“Direct Loan”) program. We anticipate that our schools would be able to access this program in the event that students encounter problems obtaining federally guaranteed student loans from private lenders. However, we have not processed any significant volume of student loans through the Direct Loan program and could experience delays in the receipt of federal student aid in the event that we need to process a significant volume of transactions on an expedited basis.

The tightened credit markets and recent federal and state regulatory focus on student lending have resulted in private lenders imposing stricter underwriting standards on students who require private loans to fund tuition and fees associated with obtaining an education. In fiscal 2008, approximately 24% of the students attending our schools received non-federally funded guaranteed private loans, which indirectly represented approximately 22% of our net revenues. Accordingly, we have responded with several initiatives in order to address the private loan needs of our students:

•	Effective January 1, 2009, we entered into an agreement with SLM Corporation (“Sallie Mae”) to provide up to $20.0 million of loans to current students who received a loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria yet meet a minimum credit score standard. We pay credit enhancement fees to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement and the credit score of the student receiving the loan. The credit underwriting standards for our new agreement are more restrictive than under the agreement with Sallie Mae that expired in December 2008. The new agreement with Sallie Mae expires on May 31, 2009.

•	We have added additional providers of private student loans to our recommended lender lists. The new lenders vary based on education system.

•	We have provided additional training to financial aid officers at all our schools. The training focuses on highlighting to prospective students the benefits of obtaining co-borrowers and the use of PLUS loans, cash pay and other sources of available aid.

•	In August 2008, we introduced a new student loan program with a private lender that enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. As of December 31, 2008, total investments and commitments under this program were approximately $12.7 million. We anticipate that our commitment to purchase loans under this program will be less than $50.0 million in fiscal 2009, subject to limitations on such investments set forth in the documents governing our debt arrangements.

The reliance by students attending our schools on private loans has decreased during fiscal 2009 due to certain of the initiatives described above together with a $2,000 increase in the maximum amount a student can borrow per year pursuant to the Stafford Loan program under the FFEL program enacted in May 2008. We estimate that private loans will represent approximately 15% of our net revenues during fiscal 2009. Additionally, due to the increase in the availability of federal financial aid and tightened underwriting standards by providers of private loans, the reliance by new students on private loans in fiscal 2009 has decreased substantially from fiscal 2008.

The new loan program will adversely impact our liquidity and expose us to new and greater credit risk because we will own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these purchased loans, which will result in a significant increase in our bad debt expense as a percentage of net revenues in fiscal 2009 compared to prior year periods. Further, the credit enhancement fee that we will pay to Sallie Mae in connection with loans that it provides to continuing students who do not satisfy Sallie Mae’s current standard underwriting criteria will be higher than the fees we previously paid to Sallie Mae in fiscal 2008.

Increases in this financing and similar loan programs will also increase our receivables and our days sales outstanding in fiscal 2009 compared to prior year periods.

Contingencies

Refer to Item 1 — “Financial Statements — Note 10, Contingencies”.

New Accounting Standards Not Yet Adopted

Refer to Item 1 — “Financial Statements — Note 2, Recent Accounting Pronouncements”.

Critical Accounting Policies

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Use of Estimates and Critical Accounting Policies” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2008. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2008 also includes a discussion of these and other significant accounting policies. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the consolidated financial statements. We use historical experience and all available information to make these estimates and judgments; different amounts could be reported using different assumptions and estimates. Any new accounting policies or material updates to existing accounting policies as a result of new accounting pronouncements have been included in the applicable notes to our consolidated financial statements within this Form 10-Q as of and for the six-month period ended December 31, 2008.

Non-GAAP Financial Measures

We use EBITDA, defined as net income plus interest expense (income), net, income taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income	$42.3	$33.8	$38.9	$28.0
Interest expense, net	40.5	39.8	78.8	80.5
Provision for income taxes	24.4	21.4	22.3	17.8
Depreciation and amortization(1)	27.6	23.5	54.2	51.8

EBITDA	$134.8	$118.5	$194.2	$178.1

(1)	Depreciation and amortization includes non-cash charges related to property, equipment and intangible asset impairments of $4.8 million in the six-month period ended December 31, 2007.

Covenant Compliance

Under our senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. At December 31, 2008, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future.

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

For the Twelve
Months Ended
December 31, 2008

Net income	$75.6
Interest expense, net	156.1
Provision for income taxes	45.6
Depreciation and amortization(1)	102.7

EBITDA	380.0

Reversal of impact of unfavorable leases(2)	(1.5)
Transaction and advisory expense(3)	5.0
Severance and relocation	3.9
Capital taxes	1.5
Other	2.4

Adjusted EBITDA — Covenant Compliance	$391.3

(1)	Depreciation and amortization includes non-cash charges related to fixed asset impairments of $0.7 million.

(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.

(3)	Represents fees incurred under a management advisory agreement with the Sponsors.

Our covenant requirements and actual ratios for the twelve months ended December 31, 2008 are as follows:

	Covenant	Actual
Senior Secured Credit Facility	Requirements	Ratios

Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 1.65x	2.51x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 7.00x	4.61x

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

At December 31, 2008, we had total debt obligations of $2,075.0 million, including $1,312.8 million of variable rate debt including the revolving credit facility, at a weighted average interest rate of 6.87%. A hypothetical change of 1.25% in interest rates from December 31, 2008 levels would have increased or decreased interest expense approximately $3.5 million for the variable rate debt in the six-month period ended December 31, 2008.

Two five-year interest rate swap agreements fix the interest rate for $750.0 million of our variable rate debt through July 1, 2011. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. At December 31, 2008, we had variable rate debt of $562.8 million that was subject to market rate risk, as our interest payments fluctuated as the underlying interest rates changed as a result of market changes. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheet at fair value. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For the six-month period ended December 31, 2008, we recorded an unrealized after-tax loss of $22.0 million in other comprehensive loss related to the change in market value on the swap agreements. The cumulative unrealized net loss of $46.3 million, net of tax, at December 31, 2008 related to the swaps may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the senior secured credit facility is extinguished or if the swap agreements are terminated prior to maturity.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our June 30, 2008 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (file no. 333-137605).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS INDEX

Number	Document

31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/  EDWARD H. WEST
Edward H. West
President and Chief Financial Officer

Date: February 13, 2009