Form 10-Q
period 2009-03-31
Education Management LLC
filed 2009-05-01
CIK 1375891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,	March 31,
	2009	2008	2008
	(Unaudited)		(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$483,987	$236,027	$326,006
Restricted cash	36,177	13,822	12,443

Total cash, cash equivalents and restricted cash	520,164	249,849	338,449

Receivables, net of allowances of $69,035, $52,270 and $48,365	57,131	86,580	154,524
Notes, advances and other	21,617	11,339	10,234
Inventories	10,635	8,490	8,007
Deferred income taxes	27,047	25,352	16,109
Other current assets	28,360	37,328	34,303

Total current assets	664,954	418,938	561,626

Property and equipment, net	532,835	504,560	446,698
Other long-term assets	58,136	61,351	63,189
Intangible assets, net	473,913	483,853	487,345
Goodwill	2,579,131	2,585,581	2,586,860

Total assets	$4,308,969	$4,054,283	$4,145,718

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,705	$12,862	$12,534
Revolving credit facility	180,000	120,000	—
Accounts payable	35,192	57,430	45,186
Accrued liabilities	158,638	128,398	119,364
Accrued income taxes	15,876	11,522	5,075
Unearned tuition	59,192	69,154	312,344
Advance payments	176,335	60,679	57,187

Total current liabilities	637,938	460,045	551,690

Long-term debt, less current portion	1,879,025	1,888,583	1,892,316
Deferred income taxes	165,128	186,518	184,914
Deferred rent	105,871	96,449	90,674
Other long-term liabilities	109,555	71,473	95,534
Members’ equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000	1,300,000
Accumulated earnings	158,949	75,900	70,222
Accumulated other comprehensive loss	(47,497)	(24,685)	(39,632)

Total members’ equity	1,411,452	1,351,215	1,330,590

Total liabilities and members’ equity	$4,308,969	$4,054,283	$4,145,718

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Unaudited)
	(Dollars in thousands)

Net revenues	$535,438	$461,164	$1,491,884	$1,267,808
Costs and expenses:
Educational services	268,499	234,228	787,629	663,878
General and administrative	130,464	111,378	373,573	310,296
Depreciation and amortization	28,828	23,943	83,007	75,704

Total costs and expenses	427,791	369,549	1,244,209	1,049,878

Income before interest and income taxes	107,647	91,615	247,675	217,930
Interest expense, net	37,454	39,496	116,310	120,008

Income before income taxes	70,193	52,119	131,365	97,922
Provision for income taxes	26,064	21,138	48,316	38,895

Net income	$44,129	$30,981	$83,049	$59,027

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$83,049	$59,027
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization on property and equipment	69,875	60,698
Amortization of intangible assets	13,132	15,006
Amortization of debt issuance costs	5,768	5,767
Reimbursements for tenant improvements	19,191	4,400
Non-cash adjustments in deferred rent	(2,045)	(1,904)
Changes in assets and liabilities:
Restricted cash	(22,355)	(2,135)
Receivables	29,433	(84,441)
Inventories	(2,202)	(1,024)
Other assets	(20,125)	(2,816)
Accounts payable	(13,369)	(1,702)
Accrued liabilities	48,529	7,609
Unearned tuition	(9,962)	260,392
Advance payments	115,656	(21,172)

Total adjustments	231,526	238,678

Net cash flows provided by operating activities	314,575	297,705

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(1,784)
Expenditures for long-lived assets	(97,985)	(90,988)
Reimbursements for tenant improvements	(19,191)	(4,400)

Net cash flows used in investing activities	(117,176)	(97,172)

Cash flows from financing activities:
Borrowings on revolving credit facility	180,000	—
Payments on revolving credit facility	(120,000)	(90,000)
Payments of debt	(9,715)	(35,129)
Debt issuance costs	(887)	—

Net cash flows provided by (used in) financing activities	49,398	(125,129)
Effect of exchange rate changes on cash and cash equivalents	1,163	(121)

Net change in cash and cash equivalents	247,960	75,283
Cash and cash equivalents, beginning of period	236,027	250,723

Cash and cash equivalents, end of period	$483,987	$326,006

Cash paid during the period for:
Interest (including swap settlement)	$92,914	$122,063
Income taxes	47,421	36,743

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

			Accumulated
			Other
	Capital	Accumulated	Comprehensive
	Contribution	Earnings	Loss (a)		Total
	(Dollars in thousands)

Balance, June 30, 2007	$1,300,000	$12,534	$(1,461)		$1,311,073

Comprehensive income:
Net income	—	64,705	—		64,705
Foreign currency translation	—	—	68		68
Unrealized loss on interest rate swaps, net of tax of $13,609	—	—	(23,292)		(23,292)

Comprehensive income					41,481
Cumulative effect of adoption of FASB Interpretation No. 48	—	(1,339)	—		(1,339)

Balance, June 30, 2008 (Unaudited)	1,300,000	75,900	(24,685	)(b)	1,351,215

Comprehensive income:
Net income	—	83,049	—		83,049
Foreign currency translation	—	—	(641)		(641)
Unrealized loss on interest rate swaps, net of tax of $12,971	—	—	(22,171)		(22,171)

Comprehensive income					60,237

Balance, March 31, 2009	$1,300,000	$158,949	$(47,497	)(b)	$1,411,452

(a)	During the three and nine months ended March 31, 2008, comprehensive income consisted of a $0.3 million foreign currency translation loss and a $0.1 million foreign currency translation gain, respectively, and a $16.0 million and $38.3 million unrealized loss on interest rate swaps, respectively, net of tax. During the three months ended March 31, 2009 comprehensive income consisted of a $0.6 million foreign currency translation loss and a $0.2 million unrealized loss on interest rate swaps, net of tax.

(b)	The balance in accumulated other comprehensive loss at March 31, 2009, June 30, 2008 and March 31, 2008 is comprised of $46.6 million, $24.4 million and $39.3 million of unrealized net losses on interest rate swaps, net of tax, respectively and $0.9 million, $0.3 million and $0.3 million of cumulative foreign currency translation losses, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management LLC and its subsidiaries (collectively, the “Company” or the “Successor”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2009 and 2008, the statements of operations for the three and nine months ended March 31, 2009 and 2008 and the statements of cash flows for the nine months ended March 31, 2009 and 2008. The statements of operations for the three and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2008 has been derived from the consolidated audited balance sheet included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Nature of operations

The Company is among the largest providers of postsecondary education in North America, with over 110,800 active students as of October 2008. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with an emphasis on applied content and is taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields.

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

Reclassifications

Certain reclassifications of March 31, 2008 data have been made to conform to the March 31, 2009 presentation.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which enhances required disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 on January 1, 2009 and although its adoption did not impact the Company’s consolidated financial statements, it resulted in expanded disclosure in Note 7.

3.	SHARE-BASED PAYMENT

2006 Stock Option Plan

The 2006 Stock Option Plan, as amended (the “Option Plan”), authorizes equity awards to be granted for up to approximately 1.8 million shares of EDMC’s common stock, of which awards covering approximately 1.8 million options to purchase EDMC common stock are outstanding at March 31, 2009. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based and performance-based options to purchase common stock issued by EDMC. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement, other than the passage of time, that must occur in order for the participants to receive fair market value for their options.

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

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders”). Time-based and performance-based options also generally vest upon a change in control or realization event, as defined in the Amended and Restated Shareholders Agreement, subject to certain conditions, and generally expire ten years from the date of grant. At March 31, 2009, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable in accordance with SFAS No. 5, “Accounting for Contingencies” as defined by SFAS No. 123R, “Share-Based Payment”. Under SFAS No. 123R, compensation expense on the grants is not recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any of these grants during the nine month periods ended March 31, 2009 and 2008. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $36.2 million at March 31, 2009. The restrictions precluding option holders from obtaining fair value for their shares will terminate in the event of a qualified initial public offering under the terms of EDMC’s Amended and Restated Shareholder’s Agreement.

Long Term Incentive Compensation Plan

EDMC has also adopted the Long Term Incentive Compensation Plan (the “LTIC Plan”), which consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of EDMC. Approximately 850,000 units were outstanding under the LTIC Plan at March 31, 2009, out of a total of 1,000,000 units authorized. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders were not probable to occur at March 31, 2009 and 2008, no compensation expense has been recognized by the Company during the nine months ended March 31, 2009 and 2008 related to these units. The LTIC Plan is currently being accounted for as a liability-plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering by EDMC. After the completion of an initial public offering, the units may be settled in shares of common stock or cash at the discretion of EDMC’s Board of Directors.

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

The following table summarizes goodwill adjustments during the nine-month period ended March 31, 2009 (in thousands):

Goodwill at June 30, 2008	$2,585,581
Reduction from release of deferred tax asset valuation allowances (Note 9)	(5,703)
Other items, net	(747)

Goodwill at March 31, 2009	$2,579,131

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	March 31, 2009		June 30, 2008		March 31, 2008
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(944)	3,000	(694)	3,000	(611)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	26,446	(12,457)	23,200	(8,989)	22,275	(8,028)
Student contracts, applications and relationships	39,511	(30,723)	39,511	(23,325)	39,511	(20,625)
Favorable leases and other	16,318	(9,417)	16,409	(7,438)	16,408	(6,764)

Total intangible assets	$527,454	$(53,541)	$524,299	$(40,446)	$523,373	$(36,028)

Amortization of intangible assets for the three months ended March 31, 2009 and 2008 was $4.3 million and $4.6 million, respectively. Amortization of intangible assets for the nine months ended March 31, 2009 and 2008 was $13.1 million and $15.0 million, respectively. The nine-month period ended March 31, 2008 includes an impairment charge of $1.0 million, as discussed below.

Total estimated amortization of the Company’s intangible assets for the remainder of the fiscal year ending June 30, 2009 and for each of the fiscal years ending June 30, 2010 through 2013 and thereafter is as follows (in thousands):

Amortization
Fiscal Years	Expense

2009 (remainder)	$3,600
2010	8,224
2011	6,891
2012	5,826
2013	3,434
Thereafter	3,759

Property and Equipment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. During the nine-month period ended March 31, 2008, the Company recorded an impairment charge of $5.5 million in depreciation and amortization expense in the consolidated statement of operations as anticipated future cash flows at one of the Company’s schools could not support the carrying value of its long-lived assets. The $5.5 million charge, which consisted of $4.5 million related to property and equipment and $1.0 million related to intangible assets, adjusted the property, equipment and intangible asset values at the school to their respective estimated fair values, as calculated using a traditional discounted cash flow model.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following amounts (in thousands):

	March 31, 2009	June 30, 2008	March 31, 2008

Payroll and related taxes	$51,791	$55,076	$39,187
Capital expenditures	7,403	18,359	8,480
Advertising	32,452	11,770	14,749
Interest	31,448	11,084	25,331
Benefits	10,023	8,501	10,650
Other	25,521	23,608	20,967

Total accrued liabilities	$158,638	$128,398	$119,364

6.	SHORT-TERM AND LONG-TERM DEBT

In March 2009, the Company executed an amendment to its senior secured credit facilities, which includes a $322.5 million revolving credit facility. The amendment removed a $175.0 million limitation on letters of credit issued pursuant to the revolving credit facility. Under the amended agreement, the issuing bank under the revolving credit facility has discretion to issue letters of credit in excess of $175.0 million. In addition, the Company may designate one or more additional issuing banks to issue letters of credit in excess of $175.0 million under the revolving credit facility. The amendment also allows the Company to extinguish up to $400.0 million of its existing outstanding term loan prior to June 30, 2010 at less than par value pursuant to a specified auction procedure. The Company capitalized $0.9 million in fees related to the amendment in the three-month period ended March 31, 2009.

Short-Term Debt:

At March 31, 2009 and June 30, 2008, borrowings of $180.0 million and $120.0 million, respectively, were outstanding under the revolving credit facility. No borrowings were outstanding at March 31, 2008. The interest rates on amounts outstanding under the revolving credit facility at March 31, 2009 and June 30, 2008 were 2.31% and 5.75%, respectively. These rates equal LIBOR plus a margin of 1.75% at March 31, 2009 and prime plus a margin of 0.75% at June 30, 2008. The applicable margin for borrowings under the revolving credit facility can change depending on certain leverage ratios. The Company is obligated to pay a commitment fee at a rate of 0.375% rate per annum on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by a portion of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.

The Company had outstanding letters of credit totaling $137.8 million at March 31, 2009, including an aggregate of $121.1 million of letters of credit to the U.S. Department of Education. The U.S. Department of Education requires the Company to maintain a $120.5 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The outstanding letters of credit reduced availability of borrowings under the revolving credit facility, leaving $4.7 million of available borrowings at March 31, 2009.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt:

The Company’s long-term debt consisted of the following amounts (in thousands):

	March 31, 2009	June 30, 2008	March 31, 2008

Senior secured term loan facility, due 2013	$1,129,790	$1,138,677	$1,141,640
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	692	1,364	1,756
Mortgage debt of consolidated entity	1,248	1,404	1,454

Total debt	1,891,730	1,901,445	1,904,850
Less current portion	12,705	12,862	12,534

Total long term debt, less current portion	$1,879,025	$1,888,583	$1,892,316

The interest rate on the senior secured term loan facility, which equals LIBOR plus a margin spread of 1.75%, was 3.0% at March 31, 2009, 4.6% at June 30, 2008 and 4.5% at March 31, 2008.

The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities of $1.2 million at March 31, 2009. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities.

7.	DERIVATIVE INSTRUMENTS

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Currently, the Company has two interest rate swaps outstanding, each for a notional amount of $375.0 million. Under the terms of the interest rate swaps, the Company receives payments based on variable interest rates based on the three month LIBOR and makes payments based on a fixed rate of 5.397%.

Other long-term liabilities include $74.1 million, $38.9 million and $62.8 million at March 31, 2009, June 30, 2008 and March 31, 2008, respectively, in connection with the fair value of the interest rate swap agreements. The Company recorded an unrealized after-tax loss of $0.2 million and $16.0 million for the three months ended March 31, 2009 and 2008, respectively, and an unrealized after-tax loss of $22.2 million and $38.3 million for the nine months ended March 31, 2009 and 2008, respectively, in other comprehensive loss related to the change in market value of the Company’s interest rate swap agreements. Additionally, at March 31, 2009 there was a cumulative unrealized loss of $46.6 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet, which would be immediately recognized in the consolidated statement of operations if these instruments fail to meet the cash flow hedge requirements under SFAS No. 133. Over the next twelve months, the Company estimates that approximately $19.6 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations as interest expense based on interest rates and underlying debt obligations at March 31, 2009.

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap agreements were the only financial assets and liabilities held by the Company that fell within the scope of SFAS No. 157 during the nine month period ended March 31, 2009, and its adoption did not materially impact the Company’s financial statements. The Company used Level 2 inputs when applying SFAS No. 157 to the interest rate swap agreements, including obtaining quotes from counterparties to the transactions.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	March 31, 2009		June 30, 2008		March 31, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value

Fair value of interest rate swap liabilities	$74,057	$74,057	$38,916	$38,916	$62,808	$62,808
Variable rate debt	1,129,790	949,024	1,138,677	1,058,970	1,141,640	998,935
Fixed rate debt	761,940	720,040	762,768	710,555	763,210	633,710
Revolving credit facility	180,000	180,000	120,000	120,000	—	—

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

The Company’s effective tax rate was 37.1% and 36.8% for the three and nine months ended March 31, 2009, respectively, and 40.6% and 39.7% for the three and nine months ended March 31, 2008, respectively. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes and the application of FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

The Company’s Canadian operations have demonstrated cumulative pretax profits for twelve consecutive fiscal quarters. Based upon this cumulative recent history of pretax profits and projected future profits, management believes that its Canadian operations have demonstrated a return to sustained profitability and that it is more likely than not the Company will be able to utilize its Canadian deferred tax assets before they expire. Therefore, the

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is no longer recording a valuation allowance against its future Canadian deductible items that arise in the current year, which favorably impacts the current year effective tax rate.

The Company’s liability for uncertain tax positions decreased by $0.8 million in the third quarter of fiscal 2009, excluding interest and the indirect benefits associated with state income taxes, as the result of the expiration of certain statutes of limitation with respect to fiscal year 2005. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $16.3 million within the next twelve months due to the expiration of certain statutes of limitation with respect to fiscal year 2006, which benefit, if recognized, will be a discrete item in the third quarter of fiscal year 2010.

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

At March 31, 2009, the Company has provided $6.8 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

11.	RELATED PARTY TRANSACTIONS

In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $3.8 million at March 31, 2009 and 2008 and $2.5 million at June 30, 2008 relating to these prepaid advisory fees and general and administrative expense includes $1.3 million and $3.8 million related to these advisory fees in each of the three-month and nine-month periods ended March 31, 2009 and 2008, respectively. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

The Company licenses student information system software from Campus Management Corp. In February 2008, investment funds associated with Leeds Equity Partners purchased Campus Management Corp. Jeffrey Leeds serves on the Company’s Board of Directors and as President of Leeds Equity Partners. During the nine months ended March 31, 2009, the Company paid licensing, maintenance and consulting fees to Campus Management Corp. of approximately $3.6 million.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 7.

The Company paid Goldman Sachs Lending Partners LLC, an affiliate of one of the Sponsors, a fee of $0.3 million in March 2009 in connection with the consent solicitation for the amendment to the senior credit facility.

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

The following tables present the condensed consolidated financial position of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of March 31, 2009, June 30, 2008 and March 31, 2008. The results of operations for the three- and nine month periods ended March 31, 2009 and 2008 and the condensed cash flows for the nine-month periods ended March 31, 2009 and 2008 are presented for the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current:
Cash and cash equivalents	$472,748	$614	$10,625	$—	$483,987
Restricted cash	—	—	36,177	—	36,177
Notes, advances and trade receivables, net	242	47	78,459	—	78,748
Inventories	—	—	10,635	—	10,635
Other current assets	16,445	686	38,276	—	55,407

Total current assets	489,435	1,347	174,172	—	664,954

Property and equipment, net	45,188	6,137	481,510	—	532,835
Intangible assets, net	399	61	473,453	—	473,913
Goodwill	7,328	—	2,571,803	—	2,579,131
Intercompany balances	1,553,107	(13,211)	(1,539,896)	—	—
Other long-term assets	50,616	1,764	5,756	—	58,136
Investment in subsidiaries	1,543,089	—	—	(1,543,089)	—

Total assets	$3,689,162	$(3,902)	$2,166,798	$(1,543,089)	$4,308,969

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current:
Short-term and current portion of long-term debt	$191,911	$—	$794	$—	$192,705
Accounts payable, accrued and other current liabilities	119,583	4,739	320,911	—	445,233

Total current liabilities	311,494	4,739	321,705	—	637,938

Long-term debt, less current portion	1,877,888	—	1,137	—	1,879,025
Other long-term liabilities	109,138	3,305	102,983	—	215,426
Deferred income taxes	(20,810)	72	185,866	—	165,128

Total liabilities	2,277,710	8,116	611,691	—	2,897,517

Total members’ equity (deficit)	1,411,452	(12,018)	1,555,107	(1,543,089)	1,411,452

Total liabilities and members’ equity (deficit)	$3,689,162	$(3,902)	$2,166,798	$(1,543,089)	$4,308,969

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

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current:
Cash and cash equivalents	$313,665	$419	$11,922	$—	$326,006
Restricted cash	500	—	11,943	—	12,443
Notes, advances and trade receivables, net	616	91	164,051	—	164,758
Inventories	—	—	8,007	—	8,007
Other current assets	11,294	218	38,900	—	50,412

Total current assets	326,075	728	234,823	—	561,626

Property and equipment, net	34,849	5,434	406,415	—	446,698
Intangible assets, net	580	68	486,697	—	487,345
Goodwill	9,472	—	2,577,388	—	2,586,860
Intercompany balances	1,624,516	(15,200)	(1,609,316)	—	—
Other long-term assets	77,085	—	(13,896)	—	63,189
Investment in subsidiaries	1,352,354	—	—	(1,352,354)	—

Total assets	$3,424,931	$(8,970)	$2,082,111	$(1,352,354)	$4,145,718

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current:
Short-term and current portion of long-term debt	$11,632	$1	$901	$—	$12,534
Accounts payable, accrued and other current liabilities	94,247	2,824	442,085	—	539,156

Total current liabilities	105,879	2,825	442,986	—	551,690

Long-term debt, less current portion	1,890,043	—	2,273	—	1,892,316
Other long-term liabilities	98,419	44	87,745	—	186,208
Deferred income taxes	—	66	184,848	—	184,914

Total liabilities	2,094,341	2,935	717,852	—	2,815,128

Total members’ equity (deficit)	1,330,590	(11,905)	1,364,259	(1,352,354)	1,330,590

Total liabilities and members’ equity (deficit)	$3,424,931	$(8,970)	$2,082,111	$(1,352,354)	$4,145,718

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$(613)	$536,051	$—	$535,438
Costs and expenses:
Educational services	8,770	(867)	260,596	—	268,499
General and administrative	(15,205)	903	144,766	—	130,464
Depreciation and amortization	3,613	43	25,172	—	28,828

Total costs and expenses	(2,822)	79	430,534	—	427,791

Income (loss) before interest and income taxes	2,822	(692)	105,517	—	107,647
Interest expense, net	36,728	—	726	—	37,454
Equity in earnings of subsidiaries	(65,251)	—	—	65,251	—

Income (loss) before income taxes	31,345	(692)	104,791	(65,251)	70,193
Provision for (benefit from) income taxes	(12,784)	(255)	39,103	—	26,064

Net income (loss)	$44,129	$(437)	$65,688	$(65,251)	$44,129

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$2,418	$458,746	$—	$461,164
Costs and expenses:
Educational services	7,534	2,502	224,192	—	234,228
General and administrative	(14,670)	1,927	124,121	—	111,378
Depreciation and amortization	478	—	23,465	—	23,943

Total costs and expenses	(6,658)	4,429	371,778	—	369,549

Income (loss) before interest and income taxes	6,658	(2,011)	86,968	—	91,615
Interest expense, net	38,530	—	966	—	39,496
Equity in earnings of subsidiaries	(49,508)	—	—	49,508	—

Income (loss) before income taxes	17,636	(2,011)	86,002	(49,508)	52,119
Provision for (benefit from) income taxes	(13,345)	(825)	35,308	—	21,138

Net income (loss)	$30,981	$(1,186)	$50,694	$(49,508)	$30,981

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$4,617	$1,487,267	$—	$1,491,884
Costs and expenses:
Educational services	27,397	2,992	757,240	—	787,629
General and administrative	(40,883)	2,400	412,056	—	373,573
Depreciation and amortization	10,781	134	72,092	—	83,007

Total costs and expenses	(2,705)	5,526	1,241,388	—	1,244,209

Income (loss) before interest and income taxes	2,705	(909)	245,879	—	247,675
Interest expense, net	114,117	—	2,193	—	116,310
Equity in earnings of subsidiaries	(153,483)	—	—	153,483	—

Income (loss) before income taxes	42,071	(909)	243,686	(153,483)	131,365
Provision for (benefit from) income taxes	(40,978)	(334)	89,628	—	48,316

Net income (loss)	$83,049	$(575)	$154,058	$(153,483)	$83,049

CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$7,480	$1,260,328	$—	$1,267,808
Costs and expenses:
Educational services	20,241	6,014	637,623	—	663,878
General and administrative	(37,865)	6,350	341,811	—	310,296
Depreciation and amortization	4,724	—	70,980	—	75,704

Total costs and expenses	(12,900)	12,364	1,050,414	—	1,049,878

Income (loss) before interest and income taxes	12,900	(4,884)	209,914	—	217,930
Interest expense, net	117,121	—	2,887	—	120,008
Equity in earnings of subsidiaries	(121,850)	—	—	121,850	—

Income (loss) before income taxes	17,629	(4,884)	207,027	(121,850)	97,922
Provision for (benefit from) income taxes	(41,398)	(1,939)	82,232	—	38,895

Net income (loss)	$59,027	$(2,945)	$124,795	$(121,850)	$59,027

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash flows provided by (used in) operations	$(27,020)	$1,674	$339,921		$314,575

Cash flows from investing activities
Expenditures for long-lived assets	(8,310)	(1,128)	(88,547)	—	(97,985)
Other investing activities	—	—	(19,191)	—	(19,191)

Net cash flows used in investing activities	(8,310)	(1,128)	(107,738)	—	(117,176)

Cash flows from financing activities
Net proceeds from (payments of) debt	50,206	(1)	(807)		49,398
Intercompany transactions	455,558	(66)	(455,492)		—

Net cash flows provided by (used in) financing activities	505,764	(67)	(455,299)	—	49,398

Effect of exchange rate changes on cash and cash equivalents	—	—	1,163	—	1,163

Increase (decrease) in cash and cash equivalents	470,434	479	(222,953)	—	247,960
Beginning cash and cash equivalents	2,314	135	233,578	—	236,027

Ending cash and cash equivalents	$472,748	$614	$10,625	$—	$483,987

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Net cash flows provided by (used in) operations	$(38,125)	$(3,187)	$339,017	$297,705

Cash flows from investing activities
Expenditures for long-lived assets	(6,367)	(497)	(84,124)	(90,988)
Other investing activities	(6,184)	—	—	(6,184)

Net cash flows used in investing activities	(12,551)	(497)	(84,124)	(97,172)

Cash flows from financing activities
Net payments of debt	(124,491)	(5)	(633)	(125,129)
Intercompany transactions	430,890	3,983	(434,873)	—

Net cash flows provided by (used in) financing activities	306,399	3,978	(435,506)	(125,129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(121)	(121)

Increase (decrease) in cash and cash equivalents	255,723	294	(180,734)	75,283
Beginning cash and cash equivalents	57,943	124	192,656	250,723

Ending cash and cash equivalents	$313,666	$418	$11,922	$326,006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Unaudited)

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	50.1%	50.8%	52.8%	52.3%
General and administrative	24.4%	24.2%	25.0%	24.5%
Depreciation and amortization	5.4%	5.2%	5.6%	6.0%

Total costs and expenses	79.9%	80.2%	83.4%	82.8%

Income before interest and income taxes	20.1%	19.8%	16.6%	17.2%
Interest expense, net	7.0%	8.6%	7.8%	9.5%

Income before income taxes	13.1%	11.2%	8.8%	7.7%
Provision for income taxes	4.9%	4.6%	3.2%	3.1%

Net income	8.2%	6.6%	5.6%	4.6%

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net revenues

Net revenues for the three months ended March 31, 2009 increased 16.1% to $535.4 million, compared to $461.2 million for the same period a year ago. The increase in net revenues primarily resulted from a 17.3% increase in total student enrollment from January 2008 to January 2009 and an approximate 6% increase in tuition rates. These factors were partially offset by a lower average credit load taken by students, including the impact of an increase in the number of fully online students, and the effect of fewer days of revenue recognition in the current quarter compared to the prior year quarter due to a change in the start dates of academic periods. Students enrolled in fully online programs typically take a lesser credit load than students attending classes at an onground school. None of the increase in total student enrollment was due to acquisitions of schools since the quarter ended March 31, 2008. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

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

Educational services expenses

Educational services expenses consists primarily of costs related to the development, delivery and administration of our education programs. The major cost components include faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, loan fees and bad debt expense. Educational services expenses increased compared to the prior year quarter by $34.3 million, or 14.6%, to $268.5 million for the current quarter, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased 64 basis points compared to the prior year quarter. Salaries and benefits decreased 83 basis points as a percentage of net revenues from the prior year period primarily due to operating leverage at existing onground campuses. We also had a 45 basis point decrease in rent expense associated with schools compared with the prior year quarter. Rent expense associated with schools was $37.0 million in the current quarter versus $34.0 million in the prior year quarter. We also experienced operating leverage of 66 basis points costs of sales of inventory at our retail stores and from use of supplies at our institutions. As a percentage of net revenues, these decreases were offset by a 103 basis point increase in bad debt expense from the prior year period due primarily to larger receivable balances, increased delinquencies, allowances recorded in connection with our new Education Finance Loan program described below and worsening economic conditions and a 27 basis point increase from the prior year period in fees paid to private lenders to originate loans obtained by our students.

General and administrative expenses

General and administrative expenses were $130.4 million for the current quarter, an increase of 17.1% from $111.5 million in the prior year quarter. As a percentage of net revenues, general and administrative expenses increased 21 basis points compared with the prior year quarter. An increase in personnel costs as a percentage of net revenues of 113 basis points was due primarily to continued investment in marketing and admissions representatives. Advertising costs also increased as a percentage of net revenues against the prior year quarter by 38 basis points. The 2008 quarter includes the expensing of costs in connection with EDMC’s proposed initial public offering that were previously deferred. After adjusting for this 45 basis point charge, the increases in general and administrative expenses were partially offset by a decrease of 85 basis points from the prior year period in other corporate costs, such as consulting, legal, and audit, due to operating leverage, and a reduction in travel and training costs.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $28.8 million for the current quarter, an increase of 20.4%, or 19 basis points as a percentage of net revenues, from $23.9 million in the prior year quarter. This increase was primarily due to capital expenditures increasing at a greater rate than revenues since March 31, 2008 due primarily to the opening of new campuses and expansions at existing campuses. In addition, we recorded a $0.7 million impairment charge at one of our schools in the prior year quarter. Depreciation and amortization expense would have increased by 24.0% in the current quarter as compared to the quarter ended March 31, 2008 if the impairment charge had not been recorded in the prior period.

Income before interest and taxes

Income before interest and taxes increased by $16.1 million, or 17.5%, to $107.7 million for the current quarter compared with the prior year quarter. The corresponding margin increased to 20.1% in the current quarter from 19.8% in the prior year quarter due to the factors described above.

Interest expense, net

Net interest expense was $37.5 million in the current quarter, a decrease of $2.0 million from the prior year quarter. The decrease in net interest expense is primarily due to a reduction in the average interest rate on the term loan issued under the senior credit facility for the current quarter compared to the prior year quarter, coupled with the effect of required principal repayments of $13.1 million on outstanding indebtedness since March 31, 2008. These decreases were partially offset by interest incurred on $180.0 million outstanding under our revolving credit facility, which we borrowed in September 2008 as a precautionary measure due to the current state of the capital markets. There were no borrowings against the revolving credit facility during the quarter ended March 31, 2008.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2009 was $26.1 million as compared to $21.1 million for the same period in the prior year. Our effective tax rate was 37.1% for the three months ended March 31, 2009 as compared to 40.6% for the same period in the prior year. The decrease in the overall effective tax rate for the three months ended March 31, 2009 as compared to the same period in the prior year was primarily due to a reduction in the state effective tax rate and the removal of a valuation allowance against Canadian deferred tax assets due to projected uses of deferred tax assets in Canada.

The effective tax rates differed from the combined federal and state statutory rates primarily due to state valuation allowances, expenses that are non-deductible for tax purposes, and the application of FIN 48.

Net income

We had net income of $44.1 million in the three months ended March 31, 2009 compared to $31.0 million in the three months ended March 31, 2008 due to the factors described above.

Nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

Net revenues

Net revenues for the nine months ended March 31, 2009 increased 17.7% to $1,491.9 million, compared to $1,267.8 million for the same period a year ago, primarily resulting from a 16.5% increase in average student enrollment from the prior year nine-month period to the current year nine-month period and an increase in tuition rates of approximately 6%, partially offset by a lower average credit load taken by students. The decrease in credit load was due in part to growth in students enrolled in fully online programs, in which students typically take a lesser credit load. We also had fewer days to recognize revenue during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to timing of start dates. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Educational services expenses

Educational services expenses increased compared to the prior year nine-month period by $123.7 million, or 18.6%, to $787.6 million for the current year nine-month period, due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses increased 43 basis points compared to the prior year nine-month period. Bad debt expense increased as a percentage of net revenues by 118 basis points compared to the prior year nine-month period due primarily to larger receivable balances, increased delinquencies, allowances recorded in connection with our new Education Finance Loan program described below and worsening economic conditions. In addition, we experienced a 26 basis point increase as a percentage of net revenues in fees paid to private lenders to originate loans obtained by our students. As a percentage of net revenues, these increases were partially offset by a 29 basis point decrease in rent expense associated with schools compared with the prior year nine-month period. Rent expense associated with our schools was $109.5 million in the current year and $96.7 million in the prior year period. The remaining net decrease as a percentage of net revenues of 72 basis points in the current year nine-month period was primarily the result of operating leverage due to initiatives aimed at reducing costs on sales of inventory from our retail stores and from use of supplies at our institutions.

General and administrative expenses

General and administrative expenses were $373.6 million for the current year nine-month period, an increase of 20.4% from $310.3 million in the prior year. As a percentage of net revenues, general and administrative expenses increased 57 basis points compared with the prior year nine-month period. An increase in personnel costs as a percentage of net revenues of 97 basis points was due primarily to continued investment in marketing and admissions representatives. We also had increased advertising expenses as a percentage of net revenues of 29 basis points compared with the prior year nine-month period. These increases were partially offset by a decrease of 69 basis points from the prior year nine-month period due to operating leverage on corporate professional costs, such as consulting, legal, and audit, and a reduction in travel and training costs.

Depreciation and amortization

Depreciation and amortization expense on long-lived assets was $83.0 million for the current year nine-month period, an increase of 9.6%, or $7.3 million, from the prior year nine-month period. As a percentage of net revenues, depreciation and amortization decreased by 41 basis points compared to the prior year nine-month period primarily due to a $5.5 million impairment charge incurred at one of our schools in the prior year nine-month period.

Income before interest and taxes

Income before interest and taxes increased by $29.8 million, or 13.6%, to $247.7 million for the current year nine-month period compared with the prior year nine-month period. The corresponding margin decreased to 16.6% in the current year nine-month period from 17.2% in the prior year nine-month period due to the factors described above.

Interest expense, net

Net interest expense was $116.3 million in the current year nine-month period, a decrease of $3.7 million from the prior year nine-month period. The decrease in net interest expense was primarily related to the reduction in the average interest rate of the term loan for the current year nine-month period compared with the prior year nine-month period, coupled with the effect of required principal repayments of $13.1 million on outstanding indebtedness since March 31, 2008. These decreases were partially offset by interest incurred on $180.0 million outstanding under the revolving credit facility since September 2008.

Provision for income taxes

The provision for income taxes for the nine months ended March 31, 2009 was $48.4 million as compared to $38.9 million for the same period in the prior year. Our effective tax rate was 36.8% for the nine months ended March 31, 2009 as compared to 39.7% for the same period in the prior year. The decrease in the overall effective tax rate for the nine months ended March 31, 2009 as compared to the same period in the prior year was primarily due to a reduction in the state effective tax rate, an adjustment to the tax basis of certain intangible assets that resulted in the recording of a deferred tax benefit, and the removal of a valuation allowance against Canadian deferred tax assets due to projected uses of deferred tax assets in that jurisdiction.

The effective tax rates differed from the combined federal and state statutory rates primarily due to state valuation allowances, expenses that are non-deductible for tax purposes, and the application of FIN 48.

Net income

We had net income of $83.0 million in the nine months ended March 31, 2009 compared to $59.0 million in the nine months ended March 31, 2008 due to the factors described above.

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

Net working capital is calculated as total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility do not contribute to the change in net working capital as these liabilities are directly offset in current assets. At March 31, 2009 and 2008, we had working capital of $27.0 million and $9.9 million, respectively.

Operating cash flows

Cash provided by operating activities for the nine-month period ended March 31, 2009 was $314.6 million, an increase of $16.9 million compared to the prior year period. The increase in operating cash flows as compared to the prior year period was primarily due to the increase in net income.

Days sales outstanding (“DSO”) in receivables was 12.8 days at March 31, 2009 compared to 32.3 days at March 31, 2008. After adjusting for the effect of the Art Institutes spring start occurring on March 31, 2008, which increased both accounts receivable and net revenues by $110.5 million and $5.0 million, respectively, DSO was 10.6 days at March 31, 2008. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. Quarterly average daily revenue is determined by taking the total net revenues for a quarter and dividing by the number of calendar days in a quarter. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative loan providers. Alternative loans to students, which are non-recourse to us with the exception of our Education Finance Loan program described below, help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans.

We have accrued a total of $22.9 million as of March 31, 2009 for uncertain tax positions under FIN 48, excluding interest and the indirect benefits associated with state income taxes. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.

Investing cash flows

Capital expenditures increased to $98.0 million, or 6.6% of net revenues, for the nine-month period ended March 31, 2009 from $91.0 million, or 7.2% of net revenues, in the prior year nine-month period primarily due to an increase in investments in new and existing school locations over the prior year period. Capital expenditures are expected to be between 7% and 8% of our net revenues in fiscal 2009. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements and reduce the capital expenditures related to leasehold improvements.

We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.

Financing cash flows

Borrowings under our $322.5 million revolving credit facility are available to satisfy certain year-end regulatory financial ratios, finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. We borrowed $120.0 million under the revolving credit facility at June 30, 2008 to satisfy certain year-end regulatory financial ratios, which was repaid on July 1, 2008 from existing cash on hand at June 30, 2008. In September 2008, we borrowed $180.0 million under the revolving credit facility as a precautionary measure due to the current state of the capital markets.

At March 31, 2009, we had outstanding letters of credit issued to the U.S. Department of Education for approximately $121.1 million, including a $120.5 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce our availability to borrow funds under the $322.5 million revolving credit facility. Including those issued to the U.S. Department of Education, an aggregate of $137.8 million of letters of credit were outstanding at March 31, 2009.

In March 2009, we executed an amendment to its senior secured credit facilities, which includes a $322.5 million revolving credit facility. The amendment removed a $175.0 million limitation on letters of credit issued pursuant to the revolving credit facility. Under the amended agreement, the issuing bank under the revolving credit facility has discretion to issue letters of credit in excess of $175.0 million. In addition, we may designate one or more additional issuing banks to issue letters of credit in excess of $175.0 million under the revolving credit facility. The amendment also allows us to extinguish up to $400.0 million of our existing outstanding term loan prior to June 30, 2010 at less than par value pursuant to a specified auction procedure. We capitalized $0.9 million in fees related to the amendment in the three-month period ended March 31, 2009.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At March 31, 2009, we had $2,071.7 million in aggregate indebtedness outstanding, including short-term debt under our revolving credit facility, with additional borrowing capacity of $4.7 million under the revolving credit facility, after giving effect to outstanding letters of credit and amounts drawn on our revolving credit facility. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Federal Family Education Loan Program and Private Student Loans

During the calendar year ended December 31, 2008, approximately 74.9% and 18.9% of our net revenues were indirectly derived from Title IV programs under the Higher Education Act of 1965 and private loan programs, respectively, as compared to 69.3% and 22.9%, respectively, in the calendar year ended December 31, 2007. There have been significant recent developments that have affected these programs.

Effective October 1, 2007, the federal government reduced the subsidies received by private lenders and guaranty agencies for participation in the Federal Family Education Loan (“FFEL”) program under Title IV. A number of private lenders have stopped participating in the FFEL program due to the decrease in subsidies and the tightening of the credit markets within the U.S. economy. We have expanded our FFEL program to include additional private lenders on our recommended lender lists and do not anticipate that a significant number of students attending our schools will encounter problems in obtaining federally guaranteed student loans from private lenders. Private lenders available to originate federally guaranteed student loans vary by education system. President Obama also recently announced a policy initiative to eliminate all private lending under the FFEL program and exclusively use the William D. Ford Federal Direct Loan (“Direct Loan”) program. We continue to monitor the availability of private lenders under the FFEL program and, as a precaution against possible limitations on the availability of private lenders, we have ensured that all of our schools are approved to enable our students to obtain direct loans under the Direct Loan program. We anticipate that our schools would be able to access this program in the event that students encounter problems obtaining federally guaranteed student loans from private lenders. However, we have not processed any significant volume of student loans through the Direct Loan program and could experience delays in the receipt of federal student aid in the event that we need to process a significant volume of transactions on an expedited basis.

The tightened credit markets and recent federal and state regulatory focus on student lending have resulted in private lenders imposing stricter underwriting standards on students who require private loans to fund tuition and fees associated with obtaining an education. Accordingly, we have responded with several initiatives in order to address the private loan needs of our students:

•	Effective January 1, 2009, we entered into an agreement with SLM Corporation (“Sallie Mae”) to provide up to $20.0 million of loans to current students who received a loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria yet meet a minimum credit score standard. We pay credit enhancement fees to Sallie Mae in connection with these loans based on the principal balance of each loan disbursed by Sallie Mae under the agreement and the credit score of the student receiving the loan. The credit underwriting standards for our current agreement are more restrictive than under the agreement with Sallie Mae that expired in December 2008. The current agreement with Sallie Mae expired on April 30, 2009. If we are unable to extend the agreement with Sallie Mae or enter into a comparable new agreement with Sallie Mae, we will assist these students in their pursuit of alternative financing options, including through our Education Finance Loan program.

•	Since the third quarter of fiscal 2008, we have added additional providers of private student loans to our recommended lender lists. The new lenders vary based on education system.

•	We have provided additional training to financial aid officers at all our schools. The training focuses on highlighting to prospective students the benefits of obtaining co-borrowers and the use of PLUS loans, cash pay and other sources of available aid.

•	In August 2008, we introduced a new student loan program with a private lender, which we refer to as the Education Finance Loan program, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, we purchase loans that are originated by a private lender. Cash receipts from the Education Finance Loan program during the nine months ended March 31, 2009 were approximately $9.6 million, and we anticipate that total cash receipts will be between $20 to $25 million for fiscal 2009. As of March 31, 2009, total investments and future commitments under the Education Finance Loan program were approximately $20.2 million.

The reliance by students attending our schools on private loans has decreased during fiscal 2009 due to certain of the initiatives described above together with a $2,000 increase in Stafford loan availability under the Title IV program for undergraduate students. We estimate that revenues derived indirectly from private loans to students at our schools will represent approximately 13% of our net revenues during fiscal 2009 compared to approximately 22% in fiscal 2008. Additionally, due to the increase in the availability of federally guaranteed student loans and tightened underwriting standards by providers of private loans, the reliance on private loans by new students attending one of our schools for the first time in fiscal 2009 has decreased substantially from fiscal 2008. During the first nine months of fiscal 2009, approximately 8% of new students attending our schools received a private loan other than under the Education Finance Loan program, as compared to approximately 23% of new students during the first nine months of fiscal 2008.

The new Education Finance Loan program adversely impacts our liquidity and exposes us to new and greater credit risk because we own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which has resulted in an increase in our bad debt expense as a percentage of net revenues in fiscal 2009 compared to prior year periods. Further, the credit enhancement fees that we pay to certain providers of private loans to our students in connection with loans to students who do not satisfy standard underwriting criteria have been higher than the fees we paid in fiscal 2008. There can be no assurance that we will be able to extend our agreement with Sallie Mae that expired on April 30, 2009 or enter into a new agreement on acceptable terms.

While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Worsening economic conditions and limitations on the availability of private loans to our students have resulted in increases to our receivables and our days sales outstanding in fiscal 2009 compared to prior year periods.

Termination of Western States University Sale Agreement

In July 2008, two of our indirectly wholly-owned subsidiaries entered into an agreement to sell all of the issued and outstanding capital stock of Western State University of Southern California, which operates Western State University College of Law. Total cash proceeds from the sale were expected to be between $5 million and $10 million. The Stock Purchase Agreement between the parties was terminated in April 2009 due to the purchaser’s failure to satisfy certain of the closing conditions.

Contingencies

Refer to Item 1 — “Financial Statements — Note 10, Contingencies”.

New Accounting Standards Not Yet Adopted

Refer to Item 1 — “Financial Statements — Note 2, Recent Accounting Pronouncements”.

Critical Accounting Policies

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Use of Estimates and Critical Accounting Policies” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2008. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2008 also includes a discussion of these and other significant accounting policies. There have been no significant changes or enhancements to our Critical Accounting Policies as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission (file no. 333-137605), except as set forth below.

The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the consolidated financial statements. We use historical experience and all available information to make these estimates and judgments; different amounts could be reported using different assumptions and estimates.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually, using April 1 as our measurement date. SFAS No. 142, “Goodwill and Other Intangible Assets”, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of each reporting unit and compare that fair value to each unit’s carrying value. We estimate the fair value of our reporting units using a traditional discounted cash flow approach coupled with the guideline public company method that takes into account the relative price and associated earnings multiples of publicly-traded peer companies. If the results of this first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step under SFAS No. 142 must be performed, which requires that we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units as of the testing date. Under the second step, an impairment is recognized if the carrying amount of a reporting unit’s goodwill is greater than its implied fair value. If an impairment charge was required to be recorded, it would be presented as an operating expense in the period in which the goodwill’s carrying value exceeds its new implied fair value.

In addition to our annual test, we evaluate goodwill whenever warranted by changes in circumstances or other events which indicate that the carrying amount of goodwill may not be fully recoverable. We did not record any goodwill impairments from the date of the Transaction through December 31, 2008. Our last annual test, which was as of April 1, 2008, reflected growth in discounted cash flows, which was corroborated by an increase in our calculated equity value as compared to the Transaction date. All of our reporting units contributed to the increase in equity value. As a result, each reporting unit’s fair value exceeded its carrying value as measured under the first part of the SFAS No. 142 analysis.

Although we perform our full impairment test under SFAS No. 142 only once annually, throughout the fiscal year we evaluate forecasts, business plans, regulatory and legal matters and other activities necessary to identify triggering events under SFAS No. 142. There have been no triggering events since our last annual impairment test as of April 1, 2008 at any of our reporting units. Additionally, we periodically estimate our aggregate company value, through valuations used in the determination of our common stock price as discussed below under “Share-Based Payment”. The most recent of these valuations, performed as of September 30, 2008, used updated long-range forecasts incorporating the impact from the recent economic downturn. Some negative trends in the updated forecast included reduced availability of financing to students through private loans and increased accounts receivable exposure. Positive trends were also reflected in the updated long-range forecasts, including increased demand for our academic programs and increased availability of financing through government financial aid programs under Title IV. After consideration of all factors, our resulting equity value at September 30, 2008 closely approximated our estimated equity value at April 1, 2008, which was approximately 90% above our equity value at the time of the Transaction.

Due to significant declines in the capital markets and the current economic climate, we updated step one of our analysis under SFAS No. 142 as of December 31, 2008. The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value that would occur given hypothetical reductions in their respective fair values at December 31, 2008:

	Step One Analysis:
	Deficit Caused By Hypothetical Reductions to Fair Value
	Goodwill	5%	15%	25%	35%
	(In millions)

The Art Institutes	$1,981	$—	$—	$—	$(256)
Argosy University	219	—	—	(7)	(52)
Brown Mackie Colleges	255	—	—	—	—
South University	123	—	—	—	—

	$2,578	$—	$—	$(7)	$(308)

The valuations of our reporting units require use of internal business plans that are based on judgments and estimates regarding future economic conditions, demand and pricing for our educational services, costs, inflation rates and discount rates, among other factors. These judgments and estimates involve inherent uncertainties. The measurement of the fair values of the reporting units are dependent on the accuracy of the assumptions used and how these estimates compare to our future operating performance. Details of the key assumptions used in our impairment evaluation include, but are not limited to, the following:

•	Discount rate — The discount rate was estimated based on our weighted average cost of capital (WACC). The cost of equity, cost of debt and capital structure are the three components of the WACC, each of which requires judgment by management to estimate. The cost of equity was developed using the Capital Asset Pricing Model (CAPM) which is comprised of a risk free rate, beta derived from comparable company betas, and an equity risk premium combined with other company-specific adjustments based on perceived risks and predictability of future cash flows. The equity risk premium, which utilizes the Morningstar 2008 Ibbotson ® and SBBI 2008 Valuation Workbook, is calculated by taking large company stock total returns minus long-term government bond income returns. The cost of debt component represents a market participant’s estimated cost of borrowing, which we estimated using an average of corporate bond yields as of the valuation date. The capital structure component is estimated based on the target capital structure ratios of our industry peer group as of the testing date.

The current recession and its impact on the for-profit education industry had offsetting effects within the composition of our WACC, and as a result, it remained relatively constant between April 1, 2008 and December 31, 2008. The WACC for each of our reporting units ranged between 11.5% and 12.5% during this time period. The primary reason for the difference in the WACC between reporting units is the impact of the relative maturity of each unit on the predictability of its future cash flows. Sensitivity analyses performed in connection with our annual 2008 impairment test and updated analysis as of December 31, 2008 indicated that an increase in the discount rate of 1.0% at each of our reporting units would not have resulted in the carrying values of the reporting unit exceeding its respective estimated fair value.

•	Future cash flow assumptions — Our projections are based on organic growth and are derived from historical experience and assumptions on how growth and profitability will trend into the future. These projections also take into account the continuing growing demand for post-secondary education and the growth opportunities that exist in our markets. Our assumed period of cash flows was ten years with a terminal value determined using the Gordon Growth Model. For our 2008 annual impairment test and updated analysis as of December 31, 2008, a decrease in the projected cash flows of 15% would not have resulted in the carrying values of any of our reporting units exceeding its fair value.

The impairment test for indefinite-lived intangible assets requires an annual determination of fair value using the same approach used for the valuation as of the acquisition date. If the fair value falls below its carrying value, an impairment would be recorded in the period in which the carrying value exceeds the fair value.

Our indefinite-lived intangible assets consist of the trade names associated with The Art Institute schools, and licensing, accreditation and Title IV program participation assets for all of our education systems. The total carrying value of these assets at April 1, 2008 and December 31, 2008 were as follows:

•	$330.0 million related to The Art Institutes tradename; and

•	$112.0 million related to our licensing, accreditation and Title IV program participation assets.

As of the date of our annual impairment test, we revalued The Art Institutes tradename using the Relief from Royalty method, the same approach used to value this asset as of the Transaction date. The resulting analysis demonstrated that the tradename had a higher fair value than carrying value. The Relief from Royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. Due to the factors described above in our discussion of goodwill, we do not believe any triggers for impairment of The Art Institutes reporting unit have occurred since April 1, 2008.

We also revalued the licensing, accreditation and Title IV program participation assets at the impairment testing date using the same approaches used to value these assets as of the Transaction date. The resulting fair values of these assets met or exceeded their carrying values. Licensing and accreditations were valued by the cost approach. Costs to replace licenses and accreditations have not changed significantly since the Transaction date or since the impairment testing date; therefore, we do not believe any triggers for impairment of the licensing and accreditation intangible assets have occurred since April 1, 2008.

Title IV program participation assets were valued using a combination of the income and cost approaches. Numerous factors are considered under these methods, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. Since our last annual impairment test, there have been several positive indicators impacting the value of this asset, including a $2,000 increase in the maximum amount of annual Stafford loans available to undergraduate students, and no negative indicators affecting the valuation factors. Accordingly, we do not believe there have been any triggering events since the date of our annual test.

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

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Net income	$44.1	$31.0	$83.0	$59.0
Interest expense, net	37.5	39.5	116.3	120.0
Provision for income taxes	26.1	21.1	48.4	38.9
Depreciation and amortization(1)	28.8	23.9	83.0	75.7

EBITDA	$136.5	$115.5	$330.7	$293.6

(1)	Depreciation and amortization includes non-cash charges related to property, equipment and intangible asset impairments of $0.7 million and $5.5 million in the three- and nine-month periods ended March 31, 2008, respectively.

Covenant Compliance

Under our senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. At March 31, 2009, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future.

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

For the Twelve
Months Ended
March 31,
2009

Net income	$88.7
Interest expense, net	154.0
Provision for income taxes	50.6
Depreciation and amortization	107.6

EBITDA	400.9

Reversal of impact of unfavorable leases(1)	(1.5)
Transaction and advisory expense(2)	5.0
Severance and relocation	3.8
Capital taxes	1.5

Adjusted EBITDA — Covenant Compliance	$409.7

(1)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.

(2)	Represents fees incurred under a management advisory agreement with the Sponsors.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2009 are as follows:

	Covenant		Actual
Senior Secured Credit Facility	Requirements		Ratios

Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 1.70	x	2.66	x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 6.75	x	3.88	x

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

At March 31, 2009, we had total debt obligations of $2,071.7 million, including $1,309.8 million of variable rate debt including the revolving credit facility, at a weighted average interest rate of 6.83%. A hypothetical change of 1.25% in interest rates from March 31, 2009 levels would have increased or decreased interest expense approximately $5.2 million for the variable rate debt in the nine-month period ended March 31, 2009.

Two five-year interest rate swap agreements fix the interest rate for $750.0 million of our variable rate debt through July 1, 2011. The interest rate swaps are for $375.0 million effective July 1, 2006 and $375.0 million effective July 3, 2006. At March 31, 2009, we had variable rate debt of $559.8 million that was subject to market rate risk, as our interest payments fluctuated as the underlying interest rates changed as a result of market changes. Under the terms of the interest rate swaps, we receive payments based on variable interest rates based on the three month LIBOR and make payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheet at fair value. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. For the nine-month period ended March 31, 2009, we recorded an unrealized after-tax loss of $22.2 million in other comprehensive loss related to the change in market value on the swap agreements. The cumulative unrealized net loss of $46.6 million, net of tax, at March 31, 2009 related to the swaps may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the senior secured credit facility is extinguished or if the swap agreements are terminated prior to maturity.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (file no. 333-137605)

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

Date: May 1, 2009