Form 10-K
period 2009-06-30
Education Management LLC
filed 2009-08-27
CIK 1375891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No: 333-137605

EDUCATION MANAGEMENT LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4506022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Education Management Corporation 210 Sixth Avenue, Pittsburgh, PA, 33rd Floor	15222 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(412) 562-0900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements can be identified because they contain words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results include:

•	compliance with extensive federal, state and accrediting agency regulations and requirements;

•	our ability to maintain eligibility to participate in Title IV programs;

•	government and regulatory changes including revised interpretations of regulatory requirements that affect the post-secondary education industry;

•	regulatory and accrediting agency approval of transactions involving a change of ownership or control or a change in our corporate structure;

•	damage to our reputation or our regulatory environment caused by actions of other for-profit institutions;

•	availability of private loans for our students;

•	our introduction of the Education Finance Loan program with a private lender;

•	effects of a general economic slowdown or recession in the United States or abroad;

•	disruptions in the credit and equity markets worldwide;

•	difficulty in opening additional schools and expanding online academic programs;

•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;

•	failure to effectively market and advertise to new students;

•	decline in the overall growth of enrollment in post-secondary institutions;

•	our ability to manage our substantial leverage;

•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to keep pace with changing market needs and technology;

•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to effectively manage our growth;

•	increases to our administrative costs and delays to the receipt of federal loan proceeds that we may experience if we are required to process all or a substantial portion of our students’ federal loans through the Direct Loan Program;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to security risks;

•	failure to attract, retain and integrate qualified management personnel;

•	our ability to integrate acquired schools;

•	inability to operate schools due to a natural disaster;

•	competitors with greater resources;

•	risks inherent in non-domestic operations; and

•	the other factors set forth under “Risk Factors”.

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

Business Overview

Education Management LLC (the “Company”, the “Successor”, “we”, and “our”) is among the largest providers of post-secondary education in North America, with approximately 110,800 enrolled students as of October 2008. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines, including design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, legal, education and information technology. Each of our schools located in the United States is licensed in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues for fiscal 2009 were $2,011.5 million.

Our schools comprise a national education platform that is designed to address the needs of a broad market, taking into consideration various factors that influence demand, such as programmatic and degree interest, employment opportunities, requirements for credentials in certain professions, demographics, tuition pricing points and economic conditions. We believe that our schools collectively enable us to provide access to a high quality education for potential students, at a variety of degree levels and across a wide range of disciplines.

During our more than 35-year operating history, we have expanded the reach of our education systems and currently operate 92 primary locations across 28 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully online or through a flexible combination of both online and campus-based education. During the period from October 1998 through October 2008, we experienced a compounded annual enrollment growth rate of 18.0%. During the same time period, the schools that we have owned or operated for one year or more experienced a compounded annual enrollment growth rate of 12.0%. We seek to maintain growth in a manner that assures adherence to our high standard of educational quality and track record of student success.

Our ultimate parent company, Education Management Corporation (“EDMC” or the “Predecessor”), was acquired by a consortium of private investors on June 1, 2006 through a merger of an acquisition company into EDMC, with EDMC surviving the merger (the “Transaction”). Since that time we have undertaken multiple initiatives to increase our penetration of addressable markets in order to enable us to accelerate our growth and expand our market position. We have opened 20 new locations, acquired two schools, developed 36 new academic programs and introduced over 600 new or existing academic programs to locations that had not previously offered such programs. The compound annual enrollment growth rate at our schools was 19.6% between July 2006 and July 2009. During the same time period, the compound annual enrollment growth rate for schools owned or operated for one year or more was 18.2%. We have made significant capital investments in technology and human resources, particularly in marketing and admissions, designed to facilitate future enrollment growth while enhancing the effectiveness of our marketing efforts. We have also upgraded our infrastructure, student interfaces and student support systems to enhance the student experience, while providing greater operational transparency. We have made considerable investments in our online education platform, which has resulted in strong enrollment growth. The number of students enrolled in fully online academic programs has grown more than five-fold to approximately 26,200 students in July 2009, compared to approximately 4,600 students in July 2006. Finally, we have enhanced our senior management team, achieving a balance of experience from both within and outside the for-profit education industry.

Each of our 92 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics:

•	The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, interior design, web design and interactive media, digital filmmaking, media arts and animation, game art and design, fashion design and marketing and culinary arts. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine on campus and online education. There are 44 Art Institutes campuses in 23 U.S. states and in Canada. As of October 2008, students enrolled at The Art Institutes represented approximately 60.9% of our total enrollments.

•	Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, education, business and health sciences disciplines. Argosy offers Doctoral, Master’s and undergraduate degrees. Argosy’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. Students pursue their degrees through local campuses, fully online programs and blended formats. There are 19 Argosy University campuses in 13 U.S. states. As of October 2008, students enrolled at Argosy University represented approximately 16.7% of our total enrollments.

•	Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as nursing, medical assisting, business, criminal justice, legal support and information technology. There are 22 Brown Mackie College campuses in 11 U.S. states. As of October 2008, students enrolled at Brown Mackie Colleges represented approximately 12.2% of our total enrollments.

•	South University. South University offers academic programs in health sciences and business disciplines, including business administration, health services management, nursing, pharmacy, medical assisting, criminal justice and information technology. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully online programs and blended formats. There are six South University campuses in five U.S. states As of October 2008, students enrolled at South University represented approximately 10.2% of our total enrollments.

Our business model has a number of favorable financial characteristics, including consistent historical enrollment growth, high visibility into operational performance, opportunity for future profit margin expansion and strong operating cash flow generation, although the interest expense relating to the significant indebtedness that we incurred in connection with the Transaction has caused our net income to decline in recent periods as compared to periods prior to the Transaction.

•	History of consistent enrollment growth. During the period from October 1998 through October 2008, we experienced a compounded annual enrollment growth rate of 18.0%. During the same time period, the schools that we have owned or operated for one year or more experienced a compounded annual enrollment growth rate of 12.0%. We generally achieve growth through a number of independent sources, including continued investment in existing schools, the addition of schools (organically or through acquisition) and new delivery channels, such as online. The significant investments we have made since the Transaction in numerous areas of our workforce, including marketing and admissions, new campuses and online education and infrastructure, are designed to support future enrollment.

•	High visibility into operational performance. We believe that we benefit from a business model with good insight into future revenue and earnings, given the length of our academic programs. Approximately 64% of our students as of October 2008 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population.

•	Opportunity for future profit margin expansion. Our business model benefits from scale and permits us to leverage fixed costs across our delivery platforms. Since the Transaction in June 2006, and notwithstanding the increase in interest expense resulting from the indebtedness that we incurred in connection with the Transaction and the resulting adverse effect on our net income, we have made significant investments in numerous areas of our workforce in order to support future enrollment growth and enhance the student experience. We expect that our business model, along with the anticipated benefits of these investments, will enable us over time to leverage our fixed costs as we add new locations and expand our existing locations. With respect to our online programs, we have built sufficient presence to enable us over time to utilize shared technology and infrastructure. We believe that our continued focus on information systems, operating processes and key performance indicators will permit us to enhance our educational quality, growth and profitability over time, although we expect that expenses incurred with respect to student financial aid initiatives will negatively impact our profitability.

•	Strong operating cash flow generation. We historically have generated strong cash flows. We benefit from investments with attractive returns on capital and favorable working capital balances due to advance payment of tuition and fees. Since the Transaction, we have made significant investments to support growth while simultaneously upgrading the infrastructure required to leverage our delivery platforms. In fiscal 2009, we generated cash flows from operations of $293.0 million.

All of these characteristics complement the successful outcomes that we deliver to our students, as reflected in our student persistence and graduate employment rates and in student satisfaction survey data. Approximately 87% of undergraduate students who graduated from our institutions during the calendar year ended December 31, 2008 and were available for employment obtained a position in their field of study or a related field within six months of graduation.

Industry Overview

The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $450 billion industry in 2007, representing approximately 18.2 million students enrolled at over 4,400 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 62% of the national student population. The remaining 38% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.

We believe that there are a number of factors contributing to the long-term growth of the post-secondary education industry. First, the shift toward a services-based economy increases the demand for higher levels of education. According to the U.S. Department of Labor — Bureau of Labor Statistics, the projected growth rate for total job openings from 2006 to 2016 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education. Second, economic incentives are favorable for post-secondary graduates. According to the U.S. Census Bureau, in 2008, the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 66% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2008 for persons aged 25 years and older with a Bachelor’s degree was half that of those without college experience. Third, government and private financial aid in various forms, including loan guarantees, grants and tax benefits for post-secondary students, has continued to increase. We believe that this support will continue as the U.S. government emphasizes the development of a highly skilled, educated workforce to maintain global competitiveness. Finally, the strong demand for post-secondary education has enabled educational institutions to consistently increase tuition and fees. According to the College Board, public four-year colleges and universities have increased tuition and fees by 7.4% annually on average over the last ten years.

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

As a result, we believe that for-profit, post-secondary education providers continue to have significant opportunities for growth. According to the National Center of Education Statistics, the number of students at for-profit, degree-granting institutions grew at an average annual rate of 13.7% from 1997 to 2007, compared to 2.3% growth for all degree-granting institutions over the same period. For-profit providers have continued their strong growth, primarily due to the higher flexibility of their programmatic offerings and learning structure, their emphasis on applied content and their ability to consistently introduce new campuses and academic programs. Despite rapid growth, the share of the post-secondary education market that has been captured by for-profit providers remains relatively small. In 2007, according to the National Center for Education Statistics, for-profit institutions accounted for 6.5% of all degree-granting, post-secondary enrollments, up from 2.3% in 1997.

We believe that growth in online education has been supported by favorable student outcomes, the flexibility and convenience associated with the instructional format and the higher penetration of broadband Internet access. According to Eduventures Inc., a leading information services company for the education market, online education programs generated an estimated $11.7 billion of revenues in 2008. Eduventures estimates that online enrollment grew by 25.3% annually from 2003 to 2008 and projects growth of 12.5% annually from 2008 to 2013.

The post-secondary education industry is highly fragmented, with no one provider controlling a significant share of the market. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, graduate employment rates, reputation and recruiting effectiveness. This multi-faceted market fragmentation results in significant differentiation among various education providers, limited direct competition and minimal overlap between for-profit providers. The main competitors of for-profit, post-secondary education providers are local public and private two-year junior and community colleges, traditional public and private undergraduate and graduate colleges and, to a lesser degree, other for-profit providers.

Our Competitive Strengths

We believe that the following strengths differentiate our business:

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

Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, legal, education and information technology. Approximately 64% of our students as of October 2008 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. We monitor and adjust our education offerings based on changes in demand for new programs, degrees, schedules and delivery methods.

•	National platform of schools and integrated online learning platform

The combination of our national platform of schools and integrated online learning platform provides students at three of our education systems with flexible curriculum delivery options and academic programs taught on campus, online and in blended formats. This flexibility enables our academic programs to appeal to both traditional students and working adults who may seek convenience due to scheduling, geographical or other constraints.

We have 92 primary locations across 28 U.S. states and in Canada. Our campuses are located primarily in large metropolitan areas, and we focus our marketing efforts on generating demand primarily within a 100-mile radius of the campus. Throughout our history, we have invested in our campuses in order to provide attractive and efficient learning environments. Our schools offer many amenities found in traditional colleges, including libraries, bookstores and laboratories, as well as the industry-specific equipment necessary for the various programs that we offer.

Our online presence offers a practical and flexible solution for our students without compromising quality. We have made a significant investment in online education by strengthening our online presence within The Art Institutes, Argosy University and South University education systems. We have introduced new online academic programs, strengthened our technology infrastructure, hired additional faculty and staff and increased our spending on marketing and admissions. We intend to continue to invest in the expansion of our online program offerings and our marketing efforts to capitalize on our well-known branded schools in order to expand our online presence. As of July 2009, approximately 26,200 students were enrolled in fully online programs.

•	Strong management team with a focus on long-term performance

Since the Transaction, we have enhanced the depth and experience of our senior management team, recruiting a number of executives with specialized knowledge in key functional areas, such as technology, marketing and finance. The current executive team has been instrumental in directing investments to accelerate enrollment growth and build infrastructure to establish a platform for sustainable long-term growth. Furthermore, our school presidents and senior operating executives have substantial experience in the sector and have contributed to our history of success. We plan to continue to build our strong management team as we execute on our long-term growth strategy.

Our Growth Strategy

We intend to support our growth through these three channels:

•	Introduce new and existing academic programs across our national platform of schools

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

In addition to developing new academic programs, we frequently introduce existing academic programs to additional locations in our national platform of schools, allowing us to drive incremental enrollment growth, utilize our existing curriculum development in multiple locations and capitalize on identified market needs.

•	Increase enrollments in online distance learning and blended-format programs

Our investments in online education have enabled us to increase the number of students enrolled in fully online academic programs from approximately 4,600 students as of July 2006 to approximately 26,200 students as of July 2009. We believe that the fully online programs offered by The Art Institute of Pittsburgh, Online Division, Argosy University and South University allow us to offer academic programs that meet the needs of a wide range of distance learning students. In addition, our 92 schools operate under brands that are well known within various fields, and we believe that our online programs benefit from our strong campus presence and related marketing expenditures. Online offerings are also a cost effective means for us to utilize many of our existing education curricula and generate attractive returns on capital. We intend to continue to invest in the expansion of our online program offerings and enhance our marketing efforts to capitalize on our well-known branded schools and further expand our online presence.

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

In addition, although we believe that our diverse platform of program and degree offerings provides significant future growth opportunities, we routinely consider acquisition opportunities to increase the breadth of our education systems or provide unique programmatic exposure within new markets.

Student Recruitment and Marketing

Our diverse and metrics-based marketing activities are designed to position us as a leading provider of high quality educational programs, build strong brand recognition for our education systems and disciplines, differentiate us from other educational providers and stimulate enrollment inquiries. We target a large and diverse market, including traditional college students, working adults seeking a high quality education in a traditional college setting and working adults focused on the practicality and convenience of online education and career advancement goals. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor of the programs, rather than the cost or speed to graduation.

Our marketing personnel employ an integrated marketing approach that utilizes a variety of lead sources to identify prospective students. These lead generation sources include web-based advertising, which generates the majority of our leads, and further include purchasing leads from aggregators, television and print media advertising, radio, local newspaper, telephone campaigns and direct mail campaigns. In addition, referrals from current students, alumni and employers are important sources of new students. We also employ approximately 250 representatives who present at high schools. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2009, our marketing efforts generated inquiries from approximately 3.5 million prospective students as compared to approximately 2.4 million inquiries in fiscal 2008. Marketing and admissions expense represented approximately 21.9% and 21.0% of net revenues in fiscal 2009 and fiscal 2008, respectively.

Upon a prospective student’s initial indication of interest in enrolling at one of our schools, an admissions representative initiates communication with the student. The admissions representative serves as the primary contact for the prospective student and helps the student assess the compatibility of his or her goals with our educational offerings. Our student services personnel work with applicants to gain acceptance, arrange financial aid and prepare the student for matriculation. Each admissions representative undergoes a standardized training program, which includes a full competency assessment at the program’s conclusion. Since the Transaction, we have significantly increased our number of admissions representatives. As of June 30, 2009, we employed approximately 2,600 admissions representatives throughout our schools, representing a 180% increase since June 30, 2006.

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

Due to our broad program offerings, our students come from a wide variety of backgrounds. The estimated average age of a student at all of our schools during fiscal 2009 was approximately 28 years old.

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 66% in fiscal 2009 as compared to approximately 68% in fiscal 2008 due primarily to the increase in fully online students during fiscal 2009.

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

Our wide range of academic programs culminate in the awarding of diploma certificates and a variety of degrees. In the fall of 2008 and 2007, the enrollment by degree for all our schools was as follows:

	2008	2007

Bachelor’s degrees	49.5%	48.8%
Associate’s degrees	27.3%	26.2%
Diploma and Certificates	8.7%	10.3%
Doctorate degrees	7.9%	8.4%
Master’s degrees	6.6%	6.3%

The type of degrees and programs we offer vary by each of our schools. The following summarizes the principal academic programs offered at each of our education systems as of June 30, 2009. Not all programs are offered at each school location within an education system.

The Art Institutes.  The Art Institutes offer the following degree programs. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design
Associate’s Degree Graphic Design Industrial Design Technology Interior Design Master’s Degree Graphic Design Interior Design	Bachelor’s Degree Advertising Design Management Graphic Design Illustration & Design Interior Design Visual Communications

The School of Fashion
Associate’s Degree Fashion Design Fashion Marketing Fashion Merchandising	Bachelor’s Degree Apparel Design Fashion Design Fashion Marketing & Management Fashion Marketing Fashion Merchandising Fashion & Retail Management

The School of Media Arts
Associate’s Degree
Animation
Animation Art & Design
Audio Production
Broadcasting
Computer Animation
Digital Arts
Digital Filmmaking & Video Production
Digital Photography
Photography
Photographic Imaging
Video Production
Web Design & Interactive Media Design	Bachelor’s Degree
Audio Production
Digital Filmmaking & Video Production
Digital Media Production
Film & Digital Production
Game Art & Design
Media Arts & Animation
Photography
Visual Effects & Motion Graphics
Visual & Game Programming
Web Design & Interactive Media Design

The School of Culinary Arts
Associate’s Degree Baking and Pastry Culinary Arts Restaurant & Catering Management	Bachelor’s Degree Culinary Management Culinary Arts Management Culinary Arts Food & Beverage Management Hospitality Management

Argosy University.  The following degree programs are offered by Argosy University.

School of Undergraduate Studies
Bachelor of Arts Psychology Liberal Arts	Bachelor of Science Business Administration Criminal Justice

Psychology and Behavioral Sciences

Master of Arts
Clinical Psychology
Counseling Psychology
Community Counseling
Forensic Psychology
Industrial Organizational Psychology
Marriage and Family Therapy
Mental Health Counseling
Psychopharmacology
Sport-Exercise Psychology
Doctor of Psychology Clinical Psychology Marriage & Family Therapy Doctor of Education Counselor Education and Supervision Counseling Psychology Pastoral Community Counseling

Health Sciences
Associate of Applied Science Diagnostic Medical Sonography Histotechnology Medical Assisting Radiologic Technology Veterinary Technology Bachelor of Science Medical Technology (degree completion)	Associate of Science Dental Hygiene Medical Laboratory Technology Radiation Therapy Master of Science Health Services Management

Education
Educational Specialist
Instructional Leadership
Educational Leadership
Educational Leadership Principal Certification

Master of Arts in Education
Adult Education & Training
Instructional Leadership
Educational Leadership
Educational Leadership Principal Certification
School Counseling
School Psychology
Doctor of Education Instructional Leadership Educational Leadership Community College Executive Leadership Educational Leadership Principal Certification School Psychology

Business
Master of Science Management Master of Business Administration	Doctor of Business Administration Doctorate of Education in Organizational Leadership

Brown Mackie Colleges.  Brown Mackie College schools offer the following primary degree programs.

Health Sciences
Associate’s Degrees
Dietetics Technology
Health & Fitness Training
Health & Therapeutic Massage
Healthcare Administration
Medical Assisting
Nursing
Occupational Therapy Assistant
Pharmacy Technology
Physical Therapist Assistant
Surgical Technology
Veterinary Technology	Bachelor’s Degrees Healthcare Management

Education
Associate’s Degree Early Childhood Education

Legal Studies
Associate’s Degrees Criminal Justice Paralegal	Bachelor’s Degrees Criminal Justice Legal Studies

Business
Associate’s Degrees Accounting Technology Business Management Office Management	Bachelor’s Degrees Business Administration

Information Technology
Associate’s Degrees Biomedical Equipment Technology Electronics Computer Networking and Applications Information Technology	Bachelor’s Degrees Information Technology

Design Technologies
Associate’s Degrees Architectural Drafting & Design Technology Computer Aided Design & Drafting Technology

South University.  South University offers the following degree programs.

College of Arts and Sciences
Associate’s Degrees Graphic Design Paralegal Studies	Master’s Degrees Criminal Justice Professional Counseling
Bachelor’s Degrees Criminal Justice Graphic Design Legal Studies Psychology

College of Business
Associate’s Degrees Accounting Business Administration Information Technology	Master’s Degrees Business Administration Information Systems Technology Healthcare Administration Leadership
Bachelor’s Degrees Business Administration Healthcare Management Information Technology	Public Administration

College of Health Professions
Associate’s Degrees Allied Health Science Medical Assisting Physical Therapist Assisting	Master’s Degrees Anesthesiologist Assistant Physician Assistant Studies
Bachelor’s Degrees Health Science

College of Nursing
Bachelor’s Degrees Health Sciences Nursing Nursing RN to BSN (degree completion)	Master’s Degrees Nursing

School of Pharmacy
Doctorate Degrees Doctor of Pharmacy

In addition to the programs listed above, we own Western State University College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for postgraduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

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

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2009, the career services departments of our schools had approximately 300 full-time employees. We estimate that our career services departments maintain contact with approximately 70,000 employers nationwide.

Based on information collected by us from graduating students and employers, we believe that, of the approximately 16,000 undergraduate students who graduated from our schools during the calendar year ended December 31, 2008, approximately 87% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. The graduate employment rates presented in this Form 10-K exclude students who are pursuing further education, who are deceased, who are in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees in their field of study, who choose to stay at home full-time or who are international students no longer residing in the country in which their school is located. The average salary paid to our available graduating undergraduate students from The Art Institutes, the Brown Mackie Colleges and South University for calendar year 2008 who obtained employment in their fields of study, or in related fields of study, was approximately $30,200.

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

In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. For example, ten Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation and 14 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs and three Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Eight of our medical assisting programs (three at South University, four at Brown Mackie Colleges and one at Argosy University) are accredited by the Commission on Accreditation of Allied Health Programs. While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program.

The following table shows the location of each of our campuses at June 30, 2009, the name under which it operates, the year of its establishment, the date we opened or acquired it and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first).

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institutes
The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)
The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008	SACS (as an additional location of The Art Institute of Atlanta)
The Art Institute of Austin	Austin, TX	2008	2008	SACS (as a branch of The Art Institute of Houston)
The Art Institute of California — Hollywood (formerly California Design College)	Los Angeles, CA	1991	2003	Accrediting Council of Independent Colleges and Schools (“ACICS”)
The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) (as a branch of The Art Institute of California — San Diego)
The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998	ACICS
The Art Institute of California — Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California — Los Angeles)
The Art Institute of California — Sacramento	Sacramento, CA	2007	2007	ACICS (as a branch of The Art Institute of California — Los Angeles)
The Art Institute of California — San Diego	San Diego, CA	1981	2001	ACCSCT
The Art Institute of California — San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California — Los Angeles)

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008	ACICS (as a branch of The Art Institute of California — Hollywood)
The Art Institute of Charleston	Charleston, SC	2007	2007	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS
The Art Institute of Colorado	Denver, CO	1952	1976	Higher Learning Commission (“HLC”) of the North Central Association
The Art Institute of Dallas	Dallas, TX	1964	1985	SACS
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS
The Art Institute of Houston	Houston, TX	1974	1979	SACS
The Art Institute of Houston — North	Houston, TX	2008	2009	SACS (as a branch of The Art Institute of Houston)
The Art Institute of Indianapolis	Indianapolis, IN	2006	2006	ACCSCT (as a branch of The Art Institute of Las Vegas)
The Art Institute of Jacksonville	Jacksonville, FL	2007	2007	SACS (as a branch of Miami International University of Art & Design)
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT
The Art Institute of Michigan	Detroit, MI	2007	2008	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)
The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of New York City	New York, NY	1980	1997	ACICS
The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS
The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	Middle States Association of Colleges & Schools of the Commission on Higher Education
The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Schools Universities (“NWCCU”)
The Art Institute of Raleigh-Durham	Durham, NC	2008	2008	ACICS (as a branch of The Art Institute of Charlotte)
The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007	ACCSCT (as a branch of The Art Institute of Las Vegas)
The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU
The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)
The Art Institute of Tucson	Tucson, AZ	2002	2007	ACICS
The Art Institute of Vancouver	Vancouver, BC	1979	2003	Private Career Training Institutions Agency of British Columbia
The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of Washington — Northern Virginia(1)	Sterling, VA	2009	2009	SACS (as a branch of The Art Institute of Atlanta)
The Art Institute of York — Pennsylvania	York, PA	1952	2004	ACCSCT
The Art Institutes International — Kansas City	Kansas City, KS	2008	2008	ACICS (as a branch of The Art Institute of Phoenix)
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS
The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996	HLC and ACCSCT
The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

Miami International University of Art & Design	Miami, FL	1965	2002	SACS
The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges

Argosy University				HLC (all locations)
Argosy University, Atlanta	Atlanta, GA	1990	2002
Argosy University, Chicago	Chicago, IL	1976	2002
Argosy University, Dallas	Dallas, TX	2002	2002
Argosy University, Denver	Denver, CO	2006	2006
Argosy University, Honolulu	Honolulu, HI	1979	2002
Argosy University, Inland Empire	San Bernadino, CA	2006	2006
Argosy University, Nashville	Nashville, TN	2001	2001
Argosy University, Orange County	Orange, CA	1999	2002
Argosy University, Phoenix	Phoenix, AZ	1997	2002
Argosy University, Salt Lake City	Salt Lake City, UT	2008	2008
Argosy University, San Diego	San Diego, CA	2006	2006
Argosy University, San Francisco	Point Richmond, CA	1998	2002
Argosy University, Santa Monica	Santa Monica, CA	2006	2006
Argosy University, Sarasota	Sarasota, FL	1969	2002
Argosy University, Schaumburg	Schaumburg, IL	1979	2002
Argosy University, Seattle	Seattle, WA	1997	2002
Argosy University, Tampa	Tampa, FL	1997	2002
Argosy University, Twin Cities	Eagan, MN	1961	2002
Argosy University, Washington D.C.	Arlington, VA	1994	2002

South University				SACS (all locations)
South University/ Savannah	Savannah, GA	1899	2004

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

South University/ Montgomery	Montgomery, AL	1997	2004
South University/ West Palm Beach	West Palm Beach, FL	1974	2004
South University/ Columbia	Columbia, SC	1935	2004
South University/ Tampa	Tampa, FL	2006	2006
South University/ Richmond(1)(2)	Richmond, VA	2009	2009

The Brown Mackie Colleges
Brown Mackie College — Akron	Akron, OH	1980	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004	ACICS
Brown Mackie College — Findlay	Findlay, OH	1986	2004	ACICS
Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — North Canton	North Canton, OH	1984	2004	ACICS (as a branch of Brown Mackie College — Tucson)
Brown Mackie College — Atlanta	Norcross, GA	1969	2004	ACICS (as a branch of The Art Institute of Charlotte
Brown Mackie College — Lenexa	Lenexa, KS	1984	2004	HLC (as a branch of Brown Mackie College — Salina)
Brown Mackie College — Salina	Salina, KS	1892	2004	HLC

Brown Mackie College — Merrillville	Merrillville, IN	1984	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Michigan City	Michigan City, IN	1890	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Moline	Moline, IL	1985	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004	ACICS (as a branch of Brown Mackie College — South Bend)
Brown Mackie College — South Bend	South Bend, IN	1882	2004	ACICS
Brown Mackie College — Louisville	Louisville, KY	1935	2004	ACICS (as a branch of Brown Mackie College — Findlay)
Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004	ACICS (as a branch of Brown Mackie College — Findlay)
Brown Mackie College — Miami	Miami, FL	2004	2005	ACICS (as a branch of Brown Mackie College — Cincinnati)
Brown Mackie College — Tucson	Tucson, AZ	1972	2007	ACICS
Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008	ACICS (as a branch of Brown Mackie College — Findlay)
Brown Mackie College — Boise	Boise, ID	2008	2008	ACICS (as a branch of Brown Mackie College — South Bend)
Brown Mackie College — Tulsa	Tulsa, OK	2008	2009	ACICS (as a branch of Brown Mackie College — South Bend)
Brown Mackie College — Phoenix	Phoenix, AZ	2009	2009	ACICS (as a branch of Brown Mackie College — Tucson)
Brown Mackie College — Greenville(1)	Greenville, SC	2009	2009	ACICS (as a branch of Brown Mackie College — Tucson)
Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; American Bar Association

(1)	First class of students scheduled to start in October 2009.

(2)	Application for state license pending with the State Council of Higher Education for Virginia.

Accrediting agencies monitor each educational institution’s performance across a broad range of areas. Monitoring is generally performed through annual self-reporting and through the conduct of periodic site visits by representatives of the accrediting agency and qualified persons from peer institutions. In the event an accrediting agency determines that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2009, four of our schools were required to provide such supplemental reports. Of these four schools on supplemental reporting status, two schools are required to request and receive permission from their accrediting agency prior to filing an application for a new location or program offering. An accrediting agency also may order an institution to show cause why its accreditation should not be revoked or conditioned if it receives information leading it to question whether the institution satisfies the requirements of continued accreditation. An institution found not to be in compliance with required standards may have its accreditation revoked or withdrawn, or it may be placed on probation to more closely monitor its compliance with accrediting requirements.

Student Financial Assistance

Many students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is physically located, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations.

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

While most states in the U.S.  support public colleges and universities primarily through direct state subsidies, the U.S. federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV programs, of which the three largest are the Federal Family Education Loan (“FFEL”) program, the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Federal Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program, the Federal Work-Study program and the Academic Competitive Grant program. A smaller number of our U.S. schools also participate in the National SMART (Science and Mathematics Access to Retain Talent) Grant program.

During fiscal 2009 and 2008, the net cash receipts from the financial sources that funded our revenue from tuition and fees for attending our post-secondary institutions were as follows (dollars in millions):

	Fiscal 2009			Fiscal 2008
	Gross Cash	% of Gross	% of Net	Gross Cash	% of Gross	% of Net
	Receipts(1)	Receipts	Revenue	Receipts(1)	Receipts	Revenue

Federal Title IV Aid(2):
FFEL — Stafford Loans(3)	$1,201.4	50.1%	59.7%	$838.2	42.2%	49.8%
FFEL — PLUS Loans(3)	204.8	8.6%	10.2%	175.5	8.9%	10.4%
Pell Grants	188.2	7.9%	9.4%	131.4	6.6%	7.8%
Grad Plus Loans	25.2	1.1%	1.3%	16.1	0.8%	1.0%
FSEOG Awards	12.2	0.5%	0.6%	11.5	0.6%	0.7%
Perkins Loans	5.0	0.2%	0.2%	7.4	0.4%	0.4%
Other Title IV Aid(4)	2.8	0.1%	0.1%	2.1	0.1%	0.1%

Total Federal Title IV Aid	1,639.6	68.5%	81.5%	1,182.2	59.6%	70.2%

Private Loans	263.6	11.0%	13.1%	374.8	18.9%	22.3%
Education Finance Loan Program	19.2	0.8%	1.0%	—	—	—
Cash Payments	410.2	17.1%	20.4%	368.0	18.6%	21.8%
State Grants	52.7	2.2%	2.6%	48.2	2.4%	2.9%
Canadian Financial Aid	8.5	0.4%	0.4%	9.1	0.5%	0.5%

Total Cash Receipts(5)	$2,393.8	100.0%	119.0%	$1,982.3	100.0%	117.7%

Net Revenue(6)			$2,011.5			$1,684.2

(1)	Cash receipts are net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study.

(2)	Equals Title IV financial aid received by students attending (i) The Art Institutes during quarters starting during the fiscal year except for The New England Institute of Art, where the summer semester beginning in May was included in the following fiscal year; (ii) Argosy University during the summer semester that began in May prior to the beginning of the fiscal year and the fall and winter semesters that began during the fiscal year; (iii) South University during the quarters starting during the fiscal year, except that campus based students attending the summer quarter beginning at the end of June and fully online students attending the quarter beginning in May were included in the following fiscal year; (iv) Brown Mackie Colleges during quarters starting during the fiscal year; and (v) Western States University during semesters starting during the fiscal year.

(3)	Includes loans received by students under the Direct Loan program.

(4)	Includes receipts from the Academic Competitive Grant program and the National SMART Grant program.

(5)	Total cash receipts include stipends, or financing received by students in excess of the tuition and fees that they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2009 and 2008 were $403.0 million and $340.9 million, respectively. Aid received from the Federal Work Study program is excluded from total cash receipts along with institutional aid, employee reimbursement of tuition payments and institutional scholarships.

(6)	The difference between net revenue and gross cash receipts paid by students to attend our post-secondary institutions primarily relates to stipends received on behalf of students and the effect of timing differences between cash-basis and accrual-basis accounting, including changes in student accounts receivable balances.

FFEL and Direct Loans.  The FFEL and Direct Loan programs consist of two types of loans: Stafford loans, which are made available to students regardless of financial need, and Parent Loan for Undergraduate Students (“PLUS”) loans, which are made available to parents of undergraduate students classified as dependents and to graduate and professional students. The primary difference between the FFEL and the Direct Loan programs is that the FFEL program is administered and funded by private sources while the U.S. Department of Education provides the administration and funds for the Direct Loan program. While all of our schools are eligible to participate in the Direct Loan program, as of June 30, 2009 only Brown Mackie College — Tucson and The Art Institute of Tucson actively participate in the program. We anticipate that each of our U.S. based schools will participate in the Direct Loan program by June 30, 2010.

Effective July 1, 2008, under the Stafford loan program an undergraduate student may borrow up to $5,500 for the first academic year, $6,500 for the second academic year and, in certain educational programs, $7,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. During fiscal 2008, undergraduate students only were permitted to borrow up to $3,500 for the first academic year, $4,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years under the Stafford loan program. Currently, PLUS loans may be obtained by parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled.

Pell.  Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Effective as of July 1, 2009, the maximum amount of availability of a Pell grant increased to $5,350 per year from a maximum of $4,731 per year in fiscal 2009. Additionally, effective as of July 1, 2009 certain students who attend school for an entire fiscal year in some cases will be eligible for additional Pell grant awards. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.

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

Perkins.  Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not supplied any new federal capital contributions to the Perkins program in several years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and relends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2009, we collected approximately $4.4 million from our former students. We were not required to make any matching contributions in fiscal 2009.

Federal Work-Study.  Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2009, all of our schools met this requirement.

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

Legislative Action.  Political and budgetary concerns can significantly affect Title IV programs. Congress generally reauthorizes the HEA approximately every six years. In August 2008, the HEA was reauthorized through at least September 30, 2014. The HEA reauthorization, among other things, revised the 90/10 Rule, as described in more detail under “— Federal Oversight of Title IV Programs — The ‘90/10 Rule’ ”, revised the calculation of an institution’s cohort default rate, required additional disclosures and certifications with respect to non-Title IV private loans and prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students’ best interests. In addition, Congress determines federal appropriations for Title IV programs on an annual basis. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. In September 2007, legislation was enacted which, among other things, decreased private lender and guaranty agency yields for participation in the FFEL program, decreased student interest rates on Stafford loans and limited repayment obligations for students who receive loans pursuant to Title IV programs. Since a significant percentage of our revenue is derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of our schools or students to participate in Title IV programs would have a material adverse effect on our business, results of operations or financial condition.

Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements. For example, President Obama has introduced a budget proposal and a committee in the U.S. House of Representatives has approved a bill that would require all new federal student loans after July 1, 2010 to be made through the Direct Loan program. As of June 30, 2009, only Brown Mackie College — Tucson and The Art Institute of Tucson actively participate in the Direct Loan program.

Other Financial Assistance Sources

Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Effective August 1, 2009, the Post 9/11 Veterans Educational Assistance Act of 2008 will provide additional educational funding to eligible veterans who served in the U.S. military. Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2009, institutional scholarships had a value equal to approximately 3% of our net revenues.

There are private supplemental loan programs available to our students, and those programs allow students to repay a portion of their loans after graduation and make loans available to students with lower than average credit ratings. The primary objective of these loan programs is to facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools, except for repurchase obligations under the Education Finance Loan program that we introduced in August 2008. Revenues derived indirectly from private loans to students at our schools, excluding loans under the Education Finance Loan program, represented approximately 13.1% and 22.3% of our net revenues in fiscal 2009 and 2008, respectively. During fiscal 2009, loans under the Education Finance Loan program represented approximately 1.0% of our net revenues.

Approximately 79% of the private loans in fiscal 2009 were offered by SLM Corporation (“Sallie Mae”) and its affiliates and serviced by its affiliated loan servicer. During fiscal 2009, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting, we pay credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria expires in June 2010.

The Education Finance Loan program enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses. Students or a co-borrower must meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. We estimate that additional disbursements under this program during fiscal 2010 will be approximately $75 million.

Availability of Lenders

While students attending our U.S. schools may choose any private provider of federally guaranteed student loans, students use a limited number of lending institutions to obtain their federally guaranteed loans to help pay their direct costs of attendance. While we believe that other lenders or the Direct Loan program would be willing to make federally guaranteed student loans to our students if federally guaranteed loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

We estimate that four student loan guaranty agencies guaranteed over 90% of all federally guaranteed student loans made to students enrolled at our U.S. schools during fiscal 2009. We believe that other guaranty agencies would be willing to guarantee federal loans to our students if any of the current agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

Federal Oversight of Title IV Programs

Our U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U.S. Department of Education, its Office of Inspector General and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm. If the U.S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the HEA or state law or their implementing regulations, the affected institution may be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the U.S. Department of Education or other agencies, or upon judicial review.

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

Violations or alleged violations of Title IV program requirements also could subject us to other civil and criminal proceedings and sanctions, suits under the federal False Claims Act, limitations on our operations and ability to open new locations, or administrative proceedings to impose fines or limit, suspend or terminate our eligibility for participation in Title IV programs. The U.S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

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

Cohort Default Rates.  If an institution’s FFEL/Direct Loan cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in the FFEL/Direct Loan and Pell programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s FFEL/Direct Loan cohort default rate exceeds 40% for any single fiscal year, it no longer will be eligible to participate in the FFEL and Direct Loan programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If, at any given point, an institution’s Perkins cohort default rate equals or exceeds 50% for each of the three most recent federal fiscal years it no longer will be eligible to participate in the Perkins programs for the remainder of the federal fiscal year, in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

None of our schools has had an FFEL/Direct cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. The most recent year for which FFEL/Direct cohort default rates have been calculated is federal fiscal year 2006. The official weighted average combined FFEL/Direct cohort default rate for borrowers at our schools for federal fiscal year 2006 was 5.4%, and our individual schools’ rates ranged from 1.0% to 11.3%. The draft weighted average combined FFEL/Direct cohort default rates for borrowers at our schools for fiscal 2007, which will be finalized in September 2009, was 8.1% and our individual schools’ rates ranged from 1.7% to 14.4%.

Under the recently enacted HEA reauthorization, an institution’s cohort default rate for the 2009 federal fiscal year, as well as subsequent federal fiscal years, will be based on the rate at which its former students who enter repayment during the year default on their FFEL and Direct loans on or before the end of the second year following the year in which they entered repayment. The 2009 cohort default rate will include students who enter repayment between October 1, 2008 and September 30, 2009 and who default on or before September 30, 2011. As a result of the extended default period, most institutions’ respective cohort default rates are expected to materially increase when rates based upon the new calculation method first are published after October 1, 2011. The recently enacted HEA reauthorization provides some relief from the anticipated increase in cohort default rates by increasing the default rate threshold from 25% to 30% effective October 1, 2011 and by requiring that the rate as calculated under the old methodology will be used in determining sanctions associated with high cohort default rates until the federal fiscal year beginning October 1, 2013.

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

To our knowledge, the U.S. Department of Education considers provisional certification based on an institution’s exceeding the cohort default rate thresholds described in the previous paragraph only when that institution is otherwise subject to a U.S. Department of Education renewal of certification review. As of June 30, 2009, 22 of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ended June 30, 2008, the most recent year for which such rates have been calculated. Funds from the Perkins program did not exceed 3% of these schools’ respective net revenues in fiscal 2009. None of these schools has been placed on provisional certification for this reason.

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

Financial Responsibility Standards.  Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 in order for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on the institution’s eligibility to participate in Title IV programs. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements at our consolidated level. Our financial statements did not satisfy the financial responsibility standards for fiscal 2009 on a consolidated basis and will not for the foreseeable future. We are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of debt we incurred to complete the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds received by students at our schools during the prior fiscal year. As a result, we posted an $87.9 million letter of credit in October 2006. Due to increases in the aggregate amount of Title IV funds received by our students, we currently post a $120.5 million letter of credit with the U.S. Department of Education. The letter of credit, provisional certification and financial and heightened cash monitoring will be in effect until at least June 2010 and are likely to continue beyond that date. The implementation of heightened cash monitoring has not materially impacted our cash flows from operations.

Return of Title IV Funds.  Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. We posted a letter of credit for three of our schools because our fiscal 2008 independent audit indicated that such schools had exceeded federal thresholds for allowable number of late refunds during at least one of its two most recent fiscal years. Our independent audits for fiscal 2009 are currently in process. We have instituted practices and procedures at recently acquired schools to expedite refunds of federal program funds, including payment of refunds by electronic fund transfers.

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

The “90/10 Rule”.  Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our schools that disbursed federal financial aid during fiscal 2009, the percentage of revenues derived from Title IV programs on a cash accounting basis ranged from approximately 55% to 86%, with a weighted average of approximately 70% as compared to a weighted average of approximately 65% in fiscal 2008. We anticipate that our 90/10 rates will continue to increase in fiscal 2010 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2010 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. In prior years, we have successfully addressed 90/10 rate issues when they have arisen through similar changes to operations. Additionally, the revised rules included in the new HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule.

The U.S. House of Representative Committee on Education and Labor passed a bill in July 2009 which, among other things, would extend relief from the recent $2,000 increase in undergraduate Stafford / Direct loans until July 1, 2012, would not deem an institution ineligible to participate in Title IV programs for violating the 90/10 Rule until it violated the rule for three consecutive fiscal years, and would not place an institution on provisional certification for violating the 90/10 Rule until it violated the rule for two consecutive fiscal years. The bill is subject to further consideration and revision by the House and Senate and has not been enacted into law.

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

Canadian Regulation and Financial Aid

The Art Institute of Vancouver is subject to regulation in the Province of British Columbia and in the provinces in which it recruits students. Depending on their province of residence, our Canadian students may receive loans under the federally funded Canada Student Loan Program and/or provincial funding from their province of residence. Canadian schools must meet eligibility standards to administer these programs and must comply with all relevant statutes, rules, regulations and requirements. We believe that The Art Institute of Vancouver currently holds all necessary registrations, approvals and permits and meets all eligibility requirements to administer these governmental financial aid programs. If The Art Institute of Vancouver cannot meet these and other eligibility standards or fails to comply with applicable requirements, it could have a material adverse effect on our business, results of operations, cash flows or financial condition.

The British Columbia government, through its Ministry of Advanced Education, regulates private career colleges through an arms length accreditation and registration body called the Private Career Training Institutions Agency of British Columbia (“PCTIA”) and provides financial assistance to eligible students through the StudentAid BC (“SABC”). The student aid program includes a federal component under the Canada Student Loan Program and a provincial portion administered through the provincial SABC program. In order to maintain the right to administer student assistance, The Art Institute of Vancouver must abide by the rules, regulations and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the SABC Student Loans Plan.

Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the Ministry of Advanced Education as well as SABC require evidence that the institution has continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the Province of British Columbia and PCTIA periodically revise their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial government and PCTIA will agree with our interpretation of each requirement.

Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by SABC. We believe that we have complied with these requirements.

Employees

At June 30, 2009, we employed approximately 11,300 full time employees, of whom approximately 2,700 were faculty members, and approximately 2,100 part-time employees, of whom approximately 1,800 were faculty members. In addition, we also employed approximately 5,600 adjunct faculty members at June 30, 2009. Adjunct faculty members are employed on a term-to-term basis, while part-time faculty members work a regular part-time schedule.

Competition

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit providers, including those that offer distance learning programs. Many public and private colleges and universities, as well as other for-profit providers, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and both public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit providers. Accordingly, public and private institutions may have facilities and equipment superior to those in the for-profit sector and often can offer lower effective tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

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

Availability of Reports

We make available financial information, news releases and other information on our Web site at www.edmc.com. Information contained on our Web site is not part of this Form 10-K or our other filings with the Securities and Exchange Commission. There is a direct link from the Web site to our Securities and Exchange Commission filings, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Investors may also contact Investor Relations at 210 Sixth Avenue, 33 rd Floor, Pittsburgh, Pennsylvania 15222 or call (412) 562-0900 to obtain a hard copy of these reports without charge.

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

A majority of our net revenues are indirectly derived from federal student financial aid programs pursuant to Title IV of the Higher Education Act of 1965, as amended (“Title IV programs”). Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of any loan guarantee agencies that guarantee certain federal student loans made to our schools’ students, the requirements of such state financial aid programs as may be available to our students and the requirements of specialized accrediting agencies which oversee educational quality in particular program areas. Further, the Education Finance Loan program that we introduced in August 2008 may require us to obtain licenses, registrations or other forms of regulatory approval. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, continue offering the Education Finance Loan program, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See “Business — Accreditation”, “Business — Student Financial Assistance”, “Business — Federal Oversight of Title IV Programs”, “Business — State Authorization and Accreditation Agencies” and “Business — Canadian Regulation and Financial Aid”.

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

Our schools are required to seek recertifications from the U.S. Department of Education periodically in order to participate in Title IV programs. The current provisional certifications of 35 of our schools expire between June 30, 2009 and December 31, 2009, and our applications for recertifications are due for submission three months in advance of each expiration. The provisional certifications for our other schools expire beginning on June 30, 2011. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations.

Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could reduce the growth of our student population and revenue.

Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. In August 2008, the most recent reauthorization of the HEA was enacted, continuing the Title IV HEA programs through at least September 30, 2014. Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or the U.S. Department of Education that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

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

Because a significant percentage of our revenue is derived from Title IV and private loan programs, any action by Congress that significantly reduces Title IV program funding, the availability or attractiveness of private loans or the ability of our schools or students to participate in Title IV programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education, our schools may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our results of operations.

To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2009, we did not meet the required quantitative measures of financial responsibility on a consolidated basis.

We are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of debt we incurred to complete the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds received by students at our schools during the prior fiscal year. As a result, we posted an $87.9 million letter of credit in October 2006. Due to increases in the aggregate amount of Title IV funds received by our students, we currently post a $120.5 million letter of credit with the U.S. Department of Education. Outstanding letters of credit reduce the availability under our revolving credit facility.

We expect to continue to not satisfy the U.S. Department of Education’s quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our schools to be required to continue on provisional certification for additional three-year periods. The current provisional certifications of 35 of our schools expire between June 30, 2009 and December 31, 2009. Provisional certification for our other schools expire beginning on June 30, 2011. We expect that the U.S. Department of Education’s evaluation of our schools’ financial responsibility on the basis of our consolidated financial statements will continue through future annual reviews and may result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and cash monitoring could adversely affect our net income and student population. We expect to be required to renew the letter of credit at the 10% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the amount substantially. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification. Any failure to meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education could affect our students’ ability to access student financial assistance programs, which would adversely affect our net income and student population.

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

Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For those of our institutions that disbursed federal financial aid during fiscal 2009, the percentage of revenues derived from Title IV programs ranged from approximately 55% to 86%, with a weighted average of approximately 70% as compared to a weighted average of approximately 65% in fiscal 2008. We anticipate that our 90/10 rates will continue to increase in fiscal 2010 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2010 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. In prior years, we have successfully addressed 90/10 rate issues when they have arisen through similar changes to operations. Additionally, the revised rules included in the new HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. Continued decreases in the availability of state grants would also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.

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

If one of our schools does not meet its accreditation or applicable state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure in the state where it is physically located or institutional accreditation would make such school ineligible to participate in Title IV programs, which could have a material adverse effect on our student enrollment and revenues. Further, requirements for programs offered by our schools that are accredited by national accrediting agencies with respect to retention rates, graduation rates and employment placement rates may be more difficult to satisfy due to the current economic recession in the U.S. If programmatic accreditation is withdrawn or fails to be renewed for any of the individual programs at any of our schools, enrollment in such program could decline, which could have a material adverse impact on student enrollment and revenues at that school.

Loss of or reductions in state financial aid programs for our students could negatively impact our revenues from students.

In fiscal 2009, approximately 3% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. Recently several states in which we have schools have substantially decreased or eliminated the amount of grants available to students who attend for-profit post secondary institutions. The loss of access to these state grants by our students could have a material adverse effect on our business due to enrollment losses at our schools.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations.

If we or one of our schools experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, internal restructurings, acquisition of schools from other owners, significant changes in the composition of a school’s board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our schools, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans. The potential adverse effects of a change of control also could influence future decisions by EDMC and its shareholders regarding the sale, purchase, transfer, issuance or redemption of EDMC’s stock.

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

Our regulatory environment and our reputation may be negatively influenced by the actions of other post-secondary education institutions.

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

We do not have significant experience in processing student loans through the Direct Loan program and, if we are required to process all or a substantial portion of our students’ federal loans through this program, we could experience increases to our administrative costs and delays to the receipt of federal loan proceeds.

Loans to students at our U.S. schools under the FFEL/Direct loan program represented approximately 69.9% of our net revenues in fiscal 2009. President Obama has introduced a budget proposal and a committee in the U.S. House of Representative has approved a bill that would require all new federal student loans after July 1, 2010 to be made through the Direct Loan program. While all of our schools are eligible to participate in the Direct Loan program, as of June 30, 2009 only Brown Mackie College — Tucson and The Art Institute of Tucson actively participated in the program. While we anticipate that each of our U.S. based schools will participate in the Direct Loan program by June 30, 2010, processing all or a significant portion of our students’ federal loans through this program will require a substantial change to our systems and operating procedures, which could cause increases to our administrative costs and delays to our receipt of federal student loan proceeds.

RISKS RELATED TO OUR BUSINESS

If our students were unable to obtain private loans from third party lenders, our business could be adversely affected given our reliance on such lenders as a source of net revenues.

The education finance industry has been experiencing and may continue to experience problems that have resulted in fewer overall financing options for some of our students. Factors that could impact the general availability of loans to our students include:

•	changes in overall economic conditions or overall uncertainty or disruption in capital markets, in either case causing lenders to cease making student loans, limit the volume or types of loans made or impose more stringent eligibility or underwriting standards;

•	the financial condition and continued financial viability of student loan providers, including Sallie Mae;

•	changes in applicable laws or regulations, such as provisions of the recently-enacted HEA reauthorization that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; or

•	determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit institutions.

During fiscal 2009, revenues derived indirectly from private loans to students at our schools, excluding loans under our Education Finance Loan program, represented approximately 13.1% of our net revenues, as compared to approximately 22.3% of our net revenues in fiscal 2008. We estimate that net revenues derived indirectly from private loans to students attending our schools will represent approximately 6% of net revenues in fiscal 2010. These loans are provided pursuant to private loan programs and are made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 79% of the private loans in fiscal 2009, or approximately $206.5 million of private loans, were offered by Sallie Mae and its affiliates and serviced by its affiliated loan servicer.

During fiscal 2009, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting, we pay credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria expires in June 2010. There can be no assurance that we will be able to extend the current agreement or enter into a new agreement on acceptable terms, if at all. If we were unable to do so, we would attempt to assist these students in their pursuit of alternate financing options, including through our Education Finance Loan program.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages, which in some cases have called into question the continued financial viability of certain student loan providers and has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative or private student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Certain private lenders have also required that we pay them new or increased fees in order to provide private loans to prospective students.

While we are taking steps to address the private loan needs of our students, the inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We recently introduced the Education Finance Loan program, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In August 2008, we introduced the Education Finance Loan program, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. During fiscal 2009, approximately 1.0% of our net revenues were derived from loans under the Education Finance Loan program. We estimate that additional disbursements under this program during fiscal 2010 will be approximately $75 million.

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

Approximately 1% of our student population currently participates in the Education Finance Loan program, and a number of factors may contribute to fewer students participating in the program in the future than we currently expect. Students may believe that loans under this program are undesirable, or we may find that fewer students qualify for the program than we anticipate. If other loans are not available to finance these students’ education, they may choose not to attend our schools. In addition, because the documents governing our debt arrangements contain limitations on the amount of investments we may make under the Education Finance Loan program, student demand for loans under the program may exceed the applicable limit from time to time. Finally, if the lender participating in the program decides to discontinue its involvement, we may not be able to engage substitute lenders or initiate a direct financing or lending program in a timely manner on similar terms, if at all.

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

Federal or state financial regulators also might delay or suspend the Education Finance Loan program for a variety of reasons, including as a result of concerns that the program exposes our bank partners to unacceptable risks. Finally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the Education Finance Loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

The U.S. and other industrialized countries currently are experiencing reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. In addition, homeowners in the United States have experienced a significant reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, which could materially and adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. Further, the inability of students to pay their tuition and fees in cash has, along with other factors, resulted in a significant increase to our 90/10 rate.

The current unprecedented disruptions in the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand or operate our business and may affect the availability or cost of borrowing under our existing credit facilities.

The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in the last year, leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our senior secured credit facilities. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

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

We anticipate significant future growth from online courses we offer to students. As of June 30, 2009, we offer fully online programs at The Art Institute of Pittsburgh, Online Division, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs as planned.

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

According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 11.7% over the ten-year period ending in the fall of 2017 to approximately 20.1 million students. This growth compares with a 24.0% increase reported in the prior ten-year period ended in 2007, when enrollment increased from 14.5 million students in 1997 to 18.0 million students in 2007. While enrollment growth in the ten-year period ended 2007 was accompanied by a 23.7% increase in high school graduates from 2.7 million students in 1997 to 3.3 million students in 2007, the U.S. Department of Education is not projecting any significant growth in the number of high school graduates through 2017.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.

The following chart shows our level of consolidated indebtedness at June 30, 2009 (in thousands):

Revolving credit facility(1)	$100,000
Senior secured term loan facility	1,126,827
8 3/4% senior notes due 2014	375,000
10 1/4% senior subordinated notes due 2016	385,000
Capital leases	622
Mortgage debt of consolidated entity	1,194

Total	$1,988,643

(1)	Upon the closing of the Transaction, we entered into a $300.0 million revolving credit facility with a six-year maturity. The revolving credit facility was increased to $322.5 million in February 2008. As of June 30, 2009, we had an aggregate of $137.8 million in outstanding letters of credit, including $121.1 million of letters of credit issued to the U.S. Department of Education due primarily to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce the availability under our revolving credit facility.

Our high degree of leverage could have important consequences to how we operate our business, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures and future business opportunities;

•	increasing the likelihood of our not satisfying, on a consolidated basis, the U.S. Department of Education’s annual responsibility requirements and subjecting us to letter of credit and provisional certification requirements for the foreseeable future;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will bear interest at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, program development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

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

Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Form 10-K, many of which are beyond our control. We cannot assure you that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt.

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

Our inability to operate one or more of our schools or locations due to a natural disaster, terrorist act or widespread epidemic or to restore a damaged school or location to its prior operational level could materially hurt our operating results.

A number of our schools are located in Florida and elsewhere in the southeastern United States in areas prone to hurricane damage, which may be substantial. We also have a number of schools located in California in areas vulnerable to earthquakes. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. In addition, we may not be in a position to devote sufficient resources to a damaged school in order for it to re-open in a timely fashion or at the same level of operation as existed prior to the damage. Further, a regional or national outbreak of influenza or other illness easily spread by human contact could cause us to close one or more of our schools for an extended period of time. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations.

We have a significant concentration of admissions representatives for our fully online schools in two geographically separate locations. A natural disaster or terrorist act which affected one of these locations could result in our inability to contact prospective students for our fully online programs for an extended period of time, which would result in a significantly lower number of new students enrolling in our programs.

We operate in a highly competitive industry, and competitors with greater resources could harm our business.

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit providers, including those that offer online learning programs. Many public and private colleges and universities, as well as other for-profit providers, offer programs similar to those we offer. We expect to experience additional competition in the future as more colleges, universities and for-profit providers offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit providers. Accordingly, public and private institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

We could experience an event of default under our senior secured credit agreement if Goldman Sachs Capital Partners, Providence Equity Partners and Leeds Equity Partners (collectively, the “Sponsors”) cease to own an aggregate of at least 35% of the voting interests of EDMC’s outstanding capital stock, and such an event of default could adversely effect our liquidity and financial position.

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

Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2009, our schools were located in major metropolitan areas in 28 U.S. states and one Canadian province. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy University campuses, the Brown Mackie Colleges and South University schools are smaller and typically located in office or commercial buildings.

We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by the Brown Mackie College in Lenexa, Kansas. At June 30, 2009, we owned approximately 0.6 million square feet of real property and leased approximately 5.2 million square feet of office and educational facilities. Most of our leases have remaining terms ranging from less than one year to 10 years.

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

There is no established public trading market for our ownership interests. Education Management Holdings LLC, which is wholly-owned by Education Management Corporation, owns all of our outstanding ownership interests. We have not paid dividends over the past two fiscal years and we do not expect to pay dividends in the foreseeable future. The agreements governing our indebtedness limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The Predecessor financial data contains information relating to Education Management Corporation prior to the consummation of the Transaction, and the Successor financial data contains information relating to Education Management LLC after consummation of the Transaction. The selected historical consolidated balance sheet data at June 30, 2008 and 2009 and consolidated statement of operations and statement of cash flows data for the fiscal years ended June 30, 2007, 2008 and 2009 have been derived from Education Management LLC’s audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated statement of operations and statement of cash flows data for the fiscal year ended June 30, 2005 and for the periods from July 1, 2005 through May 31, 2006 and June 1, 2006 through June 30, 2006 and the consolidated balance sheet data at June 30, 2005, 2006 and 2007 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes that appear elsewhere in this Form 10-K.

	Predecessor				Successor
			Period from		Period from
	Year		July 1, 2005		June 1, 2006
	Ended		through		through
	June 30,		May 31,		June 30,	Year Ended June 30,
	2005(1)		2006		2006	2007		2008		2009
			(in millions)
Statement of Operations Data:
Net revenues	$1,019.3		$1,095.8		$74.4	$1,363.7		$1,684.2		$2,011.5

Costs and expenses:
Educational services	564.2		590.9		59.0	729.9		901.3		1,067.7
General and administrative	202.4		273.3		26.0	314.9		419.1		512.5
Depreciation and amortization	84.1		62.9		7.4	90.5		100.3		112.3

Total costs and expenses	850.7		927.1		92.4	1,135.3		1,420.7		1,692.5

Income (loss) before interest and income taxes	168.6		168.7		(18.0)	228.4		263.5		319.0
Interest expense (income), net	(0.2)		(5.3)		14.1	169.1		157.7		153.6

Income (loss) before income taxes	168.8		174.0		(32.1)	59.3		105.8		165.4
Provision for (benefit from) income taxes	67.2		73.6		(12.4)	27.1		41.1		61.2

Net income (loss)	$101.6		$100.4		$(19.7)	$32.2		$64.7		$104.2

Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$172.0				$263.3	$250.7		$236.0		$321.6
Total assets	956.0				3,945.5	3,949.0		4,054.3		4,243.9
Total debt, including current portion	70.4				2,110.0	2,030.0		2,021.4		1,988.6
Total members’ equity	666.0				1,282.8	1,311.1		1,351.2		1,444.5
Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$192.5		$301.7		$(22.4)	$179.4		$151.3		$293.0
Investing activities	(98.1)		(56.4)		(3,534.1)	(110.8)		(157.3)		(173.1)
Financing activities	(39.0)		(43.2)		3,445.5	(80.8)		(8.5)		(33.7)
Other Data:
EBITDA(2)	$252.7		$231.6		$(10.6)	$318.9		$363.8		$431.3
Capital expenditures for long lived assets	$74.9		$57.9		$7.7	$96.1		$150.9		$150.7
Student enrollment at beginning of fall quarter	66,179		72,471			80,324		95,990		110,800
Campus locations at period end(3)	70		71		71	78		88		92
Ratio of earnings to fixed charges(4)	9.2	x	9.4	x		1.3	x	1.5	x	1.8	x

(1)	Fiscal 2005 results include a $19.5 million charge related to cumulative adjustments for changes in lease accounting recorded in depreciation and amortization expense in the consolidated statement of operations. This amount was substantially offset by a cumulative credit of $15.7 million related to the amortization of a deferred rent credit recorded in educational services expense in the consolidated statement of operations.

(2)	EBITDA, a measure used by management to measure operating performance, is defined as net income plus net interest expense (income), income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Further, until fiscal 2009 we used EBITDA less capital expenditures as a financial target for purposes of determining cash bonuses granted pursuant to our MICP, as described under Part III — Item 11, Executive Compensation — Compensation Discussion and Analysis — Cash Bonuses. In addition, management believes that EBITDA provides more comparability between the historical results of EDMC and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	Predecessor		Successor
		Period from	Period from
	Year	July 1, 2005	June 1, 2006
	Ended	through	through
	June 30,	May 31,	June 30,	Year Ended June 30,
	2005	2006	2006	2007	2008	2009
Net income (loss)	$101.6	$100.4	$(19.7)	$32.2	$64.7	$104.2
Interest (income) expense, net	(0.2)	(5.3)	14.1	169.1	157.7	153.6
Provision for (benefit from) income taxes	67.2	73.6	(12.4)	27.1	41.1	61.2
Depreciation and amortization(a)	84.1	62.9	7.4	90.5	100.3	112.3

EBITDA(b)	$252.7	$231.6	$(10.6)	$318.9	$363.8	$431.3

(a)	Depreciation and amortization includes non-cash charges related to property, equipment and intangible asset impairments of $4.2 million in fiscal 2005 and $5.5 million in fiscal 2008. Fiscal 2005 also includes a $19.5 million charge related to cumulative adjustments for changes in lease accounting.

(b)	EBITDA, as presented above, is different from Adjusted EBITDA calculated for the purpose of determining compliance with our senior secured credit agreement and the indentures governing our Notes. For an explanation of Adjusted EBITDA, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(3)	The Art Institute of Toronto announced in June 2007 that it will no longer accept new students and that it will close after all current students complete their respective programs. Prior to announcing the closing, approximately 250 students attended The Art Institute of Toronto.

(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense, whether expensed or capitalized, amortization of debt issuance costs and the portion of rental expense representative of the interest factor. Earnings were inadequate to cover fixed charges by $32.1 million for the period from June 1, 2006 through June 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are among the largest providers of post-secondary education in North America, with approximately 110,800 active students as of October 2008. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, legal, education and information technology. Each of our schools located in the United States is recognized by a national or regional accreditation agency and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues for fiscal 2009 were $2,011.5 million.

Education Management LLC is a wholly-owned subsidiary of Education Management Holdings LLC, which is wholly-owned by EDMC. On June 1, 2006, EDMC was acquired by a consortium of private investors led by the Sponsors. The acquisition was accomplished through the merger of an acquisition company into EDMC, with EDMC surviving the Transaction. Although EDMC continued as the same legal entity, EDMC contributed substantially all of its assets and liabilities to Education Management LLC in connection with the Transaction.

Since the Transaction in June 2006, we have undertaken multiple initiatives to increase our penetration of addressable markets in order to enable us to accelerate our growth and expand our market position. We have opened 20 new locations, acquired two schools, developed 36 new academic programs and introduced over 600 new or existing academic programs to locations that had not previously offered such programs. The compound annual enrollment growth rate at our schools was 19.6% between July 2006 and July 2009. During the same time period, the compound annual enrollment growth rate for schools owned or operated for one year or more was 18.2%. We have made significant capital investments in technology and human resources, particularly in marketing and admissions, designed to facilitate future enrollment growth while enhancing the effectiveness of our marketing efforts. We have also upgraded our infrastructure, student interfaces and student support systems to enhance the student experience, while providing greater operational transparency. We have made considerable investments in our online education platform, which has resulted in strong enrollment growth. The number of students enrolled in fully online academic programs has grown more than five-fold since July 2006 to approximately 26,200 students in July 2009. We expect to continue to pursue a disciplined approach to opening new school locations in attractive target markets.

The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. Net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials. Net revenues are reduced for student refunds and scholarships. We recognize revenue on a pro rata basis over the term of instruction or occupancy or when cash is received in the case of certain point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during such period. We believe that the size of our student population at our campuses is influenced by a number of factors. These include the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the effectiveness of our marketing efforts, the persistence of our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering additional programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition. Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Average tuition rates increased by approximately 6% in fiscal 2009 and 5% in fiscal 2008.

We believe that several factors influence the number of individuals seeking post-secondary education programs. According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 11.7% over the ten-year period ending in the fall of 2017 to approximately 20.1 million students. This growth compares with a 24.0% increase reported in the prior ten-year period ended 2007, when enrollment increased from 14.5 million students in 1997 to 18.0 million students in 2007. Enrollment growth in the ten-year period ended 2007 was accompanied by a 23.7% increase in high school graduates from 2.7 million students in 1997 to 3.3 million students in 2007. The U.S. Department of Education, while projecting that the number of high school graduates will remain at approximately 3.3 million students per year through 2017, estimates that enrollment in degree-granting, post-secondary institutions by students 18-24 years of age will increase 8.3% from 10.8 million students in 2007 to 11.7 million students in 2017. Moreover, the U.S. Department of Education projects even faster growth rates for students 25 years of age and older, up 17.0% from 7.0 million students in 2007 to 8.2 million students in 2017.

In addition to the number of high school graduates available to matriculate into post-secondary education, we believe that several other factors influence demand for post-secondary education. The wage gap between college degree and non-college degree workers provides an important economic incentive to pursue post-secondary education. According to the U.S. Census Bureau, in 2008, the median weekly earnings for workers 25 years of age and older with a Bachelor’s degree was approximately 66% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2008 for persons aged 25 and older with a Bachelor’s degree was half that of those without a college degree. A greater number of jobs also require post-secondary education. The U.S. Department of Labor — Bureau of Labor Statistics projects that the growth rate for total job openings from 2006 to 2016 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education.

A majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. Because of the dependence on government-sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business. Some of our students also rely upon funds received from private lenders to pay a portion of their tuition and related expenses. Net revenues derived indirectly from private loans to students at our schools represented approximately 13.1% of our net revenues in fiscal 2009, as compared to approximately 22.3% in fiscal 2008. The number of students who obtain a private loan has decreased substantially due to increases in the availability of federal student aid and decreases in the financial options available to our students as a result of tightened credit standards and other factors. In response, we implemented the Education Finance Loan program in August 2008 to enable students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. During fiscal 2009, revenues derived indirectly from the Education Finance Loan program represented approximately 1.0% of our net revenues.

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

Educational services expenses, the largest component of our operating expenses, consist primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and private loan fees. We anticipate that these expenses as a percentage of net revenues will decrease over time due to continued leverage on our fixed cost base through the introduction of new programs at our existing schools and continued growth in the number of students taking classes online.

The second largest expense line item, general and administrative expenses, consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control. With regard to the marketing component of our expenses, we have seen a change in the way we market to and attract inquiries from prospective students as the Internet has become an increasingly important way of reaching students. However, Internet inquiries, which generally cost less than leads from traditional media sources such as television and print, convert to applications at a lower rate than inquiries from traditional media sources.

Results of Operations

For the fiscal years indicated the following table presents the percentage relationship of our statement of operations items to net revenues.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year
	Ended June 30,
	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	53.1%	53.5%	53.5%
General and administrative	25.5%	24.9%	23.1%
Depreciation and amortization	5.6%	6.0%	6.6%

Total costs and expenses	84.2%	84.4%	83.2%

Income before interest and income taxes	15.8%	15.6%	16.8%
Interest expense, net	7.6%	9.4%	12.4%

Income before income taxes	8.2%	6.2%	4.4%
Provision for income taxes	3.0%	2.4%	2.0%

Net income	5.2%	3.8%	2.4%

Year Ended June 30, 2009 (Fiscal 2009) Compared with the Year Ended June 30, 2008 (Fiscal 2008)

All basis point changes are presented as a percentage of net revenues in each year of comparison.

Net revenues

Net revenues for fiscal 2009 increased 19.4% to $2,011.5 million, compared to $1,684.2 million in fiscal 2008. Average student enrollment increased 17.4% from fiscal 2008 to fiscal 2009 due primarily to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 6% in fiscal 2009 compared to fiscal 2008. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. Average student enrollment for fiscal 2009 was approximately 107,700 students, an increase of 15,800 students compared to fiscal 2008. None of this growth was from the acquisitions of educational institutions. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. We derived approximately 91.7% and 91.1% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2009 and fiscal 2008, respectively.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased by $4.5 million, or 5.9%, to $81.2 million in fiscal 2009 compared to fiscal 2008. Revenues from bookstore sales, which include supplies and other items, grew to $68.9 million in fiscal 2009 compared to $57.2 million in fiscal 2008, an increase of 20.4%.

Educational services expenses

Educational services expenses increased by $166.4 million, or 18.5%, to $1,067.7 million in fiscal 2009 due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased by 43 basis points. Salaries and benefits decreased by 73 basis points from the prior year primarily due to operating leverage at existing onground campuses partially offset by an increase in these costs for our fully online programs. Rent expense associated with schools was $148.3 million in fiscal 2009 and $131.3 million in the prior fiscal year, representing a decrease of 42 basis points. Additionally, costs related to insurance, employee relations and travel and training decreased 38 basis points in fiscal 2009 compared to fiscal 2008. These decreases were partially offset by an increase in bad debt expense as a percentage of net revenues from 2.5% in the prior fiscal year to 3.6% in the current year, or an increase of 110 basis points. The increase in bad debt expense was primarily due to larger receivable balances, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our new Education Finance Loan program and worsening economic conditions also had a negative impact on bad debt expense. We also experienced a 25 basis point increase from the prior year in fees paid to private lenders to originate loans obtained by our students. The remaining net decrease of 25 basis points in the current fiscal year was driven by other costs, none of which were individually significant.

General and administrative expenses

General and administrative expenses were $512.5 million in fiscal 2009, an increase of 22.3% from fiscal 2008. As a percentage of net revenues, general and administrative expenses increased 59 basis points compared with the prior fiscal year, primarily due to an increase in personnel costs of 119 basis points from continued investment in marketing and admissions representatives. Advertising costs also increased by 13 basis points against the prior year, due primarily to marketing of fully online programs representing a greater percentage of our total costs. Corporate costs, such as consulting, legal, and audit, along with operating leverage on other costs, resulted in a 73 basis point decrease from the prior year.

Depreciation and amortization expense

Depreciation and amortization expense on long-lived assets was $112.3 million for fiscal 2009, an increase of 12.0% from $100.3 million in fiscal 2008. As a percentage of net revenues, depreciation and amortization expense decreased by 37 basis points compared to the prior year, due primarily to a non-recurring $5.5 million impairment charge recorded at one of our schools in the prior year.

Interest expense, net

Net interest expense was $153.6 million in fiscal 2009, a decrease of $4.1 million from the prior fiscal year. The decrease in net interest expense is primarily related to a reduction in the average interest rate of the term loan during the current fiscal year, partially offset by interest incurred on $180.0 million outstanding on our revolving credit facility beginning in September 2008. We drew down on our revolving credit facility as a precautionary measure due to the state of the capital markets. We repaid $80.0 million of the amount outstanding on June 26, 2009 and the remaining $100.0 million on July 1, 2009. We typically draw against the revolving credit facility at the end of each fiscal year for regulatory purposes.

Provision for income taxes

Income tax expense for fiscal 2009 was $61.2 million as compared to $41.1 million in fiscal 2008. Our effective tax rate was 37.0% in fiscal 2009 versus 38.9% in fiscal 2008. The decrease in the effective tax rate for fiscal 2009 as compared to the prior fiscal year was primarily due to a decrease in the state tax provision as a result of restructuring plans implemented during fiscal years 2007 and 2008.

Year Ended June 30, 2008 (Fiscal 2008) Compared with the Year Ended June 30, 2007 (Fiscal 2007)

All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.

Net revenues

Net revenues for fiscal 2008 increased 23.5% to $1,684.2 million, compared to $1,363.7 million in fiscal 2007, primarily resulting from a 19.1% increase in average student enrollment, and an approximate 5% increase in tuition rates. These factors are slightly offset by a lower average credit load taken by students. Average student enrollment for fiscal 2008 increased to approximately 91,900 students, less than 1.0% of which was from the acquisitions of educational institutions, compared to approximately 77,200 students in fiscal 2007. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. We derived approximately 91% of our net revenues from tuition and fees paid by, or on behalf of, our students in both the 2008 and 2007 periods.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased to $76.7 million in fiscal 2008 compared to $59.8 million in fiscal 2007, an increase of 28.3%. Revenues from bookstore sales, which include supplies and other items, grew to $57.2 million in fiscal 2008 compared to $47.3 million in fiscal 2007.

Educational services expenses

Educational services expenses increased by $171.4 million, or 23.5%, to $901.3 million in fiscal 2008 from $729.9 million in fiscal 2007, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expenses decreased by one basis point as a percentage of net revenues. We experienced a reduction in personnel and facility expenses, excluding rent, of 64 basis points in fiscal 2008 despite continued investment in new campuses and online programs. These decreases were partially offset by an increase in bad debt expense of 46 basis points, due to an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. As a percentage of net revenues, bad debt expense represented 2.5% in fiscal 2008 as compared to 2.0% in fiscal 2007. Rent expense associated with campuses, which increased as a percentage of net revenues by nine basis points, was $131.3 million in fiscal 2008 and $105.0 million in fiscal 2007. The remaining net increase of eight basis points in fiscal 2008 was driven by other costs, none of which were individually significant.

General and administrative expenses

General and administrative expenses was $419.1 million for fiscal 2008, an increase of 33.1% from $314.9 million in fiscal 2007. As a percentage of net revenues, general and administrative expenses increased 179 basis points compared with fiscal 2007. Personnel costs increased 91 basis points in fiscal 2008 primarily as a result of continued investments in marketing and admissions. In addition, higher investment in advertising in our fully online programs and at our new campuses drove an increase of 104 basis points in fiscal 2008 compared to fiscal 2007. These increases as a percentage of net revenues were partially offset by a decrease in consulting and other professional services expenses of 18 basis points compared to the prior fiscal year. The remaining net increase of two basis points in fiscal 2008 was driven by other costs, none of which were individually significant.

Depreciation and amortization expense

Depreciation and amortization expense on long-lived assets was $100.3 million for fiscal 2008, an increase of 10.7% from $90.5 million in fiscal 2007. Due to the fixed nature of these expenses in relation to net revenues, we experienced a reduction in depreciation and amortization expense of 68 basis points as a percentage of net revenues, despite taking a $5.5 million impairment charge at one of our schools during fiscal 2008.

Interest expense, net

Net interest expense was $157.7 million in fiscal 2008, a decrease of $11.4 million from fiscal 2007. The decrease in net interest expense is primarily related to the decrease in the average interest rate of the term loan during fiscal 2008.

Provision for income taxes

Income tax expense for fiscal 2008 was $41.1 million as compared to $27.1 million in fiscal 2007. Our effective tax rate was 38.9% in fiscal 2008 as compared to 45.7% in fiscal 2007. The decrease in the effective tax rate for fiscal 2008 as compared to fiscal 2007 was primarily due to the impact of valuation allowances established against certain state deferred tax assets as a result of an internal restructuring in fiscal 2007, a decrease in the state provision for fiscal 2009 and a decrease in state deferred taxes.

Liquidity and Funds of Capital Resources

We finance our operating activities primarily from cash generated from operations, and our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our $322.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service as well as acquisitions during the next twelve months.

Net working capital is calculated as total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility do not contribute to any changes in net working capital as these liabilities are directly offset in current assets. We had working capital of $32.3 million at June 30, 2009, which compares favorably to a working capital deficit of $41.1 million at June 30, 2008. The change in working capital is primarily the result of a $39.5 million increase in net income in fiscal 2009 compared to fiscal 2008, which significantly improved our cash position at June 30, 2009 compared to June 30, 2008.

Operating cash flows

Cash provided by operating activities for the fiscal year ended June 30, 2009 was $293.0 million, an increase of $141.7 million, or 93.7%, compared to the year ended June 30, 2008. Increased operating cash flows in the current year were primarily related to increased net income, additional cash collected due to the timing of the number of academic starts during the fiscal year and lower cash interest payments.

Days sales outstanding (“DSO”) in receivables was 23.5 days at June 30, 2009 compared to 21.1 days at June 30, 2008. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year. DSO increased slightly in the current year due to increased receivable balances, which were the result of deteriorating economic conditions and limitations on the availability of private loans to our students.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter, which can result in fluctuations in quarterly cash receipts due to the timing of the start of academic periods.

In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative or private loan providers. Private loans help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans. In addition, we introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria.

We have accrued a total of $22.6 million as of June 30, 2009 for uncertain tax positions under FIN 48, excluding interest and the indirect benefits associated with state income taxes. We may have future cash payments relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Investing cash flows

Capital expenditures were $150.7 million, or 7.5% of net revenues, for the year ended June 30, 2009, compared to $150.9 million, or 9.0% of net revenues, for the same period a year ago. We expect capital expenditures in fiscal 2010 to be between 6% and 8% of net revenues. During fiscal 2009, we continued to invest both in new facilities and in the expansion of existing facilities. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements. We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.

Financing cash flows

Our $322.5 million revolving credit facility is available to draw upon in order to satisfy certain year-end regulatory financial ratios, fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year and finance acquisitions. In September 2008, we borrowed $180.0 million under the revolving credit facility as a precautionary measure due to the state of the capital markets, which remained outstanding until we repaid $80.0 million on June 26, 2009. On July 1, 2009, we repaid the remaining outstanding balance of $100.0 million, which existed in order to satisfy year-end regulatory financial ratios, under the revolving credit facility from cash on hand at June 30, 2009.

In March 2009, we executed an amendment to our senior secured credit facilities that removed a $175.0 million limitation on letters of credit issued pursuant to the revolving credit facility. Under the amended agreement, the issuing bank has discretion to issue letters of credit in excess of $175.0 million, and we may designate one or more additional issuing banks to issue letters of credit in excess of $175.0 million. The amendment also allows us to extinguish up to $400.0 million of our existing outstanding term loan prior to June 30, 2010 at less than par value pursuant to a specified auction procedure. We incurred $0.9 million in capitalizable fees related to the amendment in fiscal 2009. Subsequent to the end of fiscal 2009, we entered into an agreement with two new issuing banks to increase the amount available for letters of credit under the revolving credit facility from $175.0 million to $375.0 million and to increase the revolving credit facility capacity to $388.5 million.

At June 30, 2009, we had outstanding letters of credit issued to the U.S. Department of Education of approximately $121.1 million, including a $120.5 million letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce our availability to borrow funds under the revolving credit facility. Including those issued to the U.S. Department of Education, an aggregate of $137.8 million of letters of credit were outstanding at June 30, 2009.

As a result of the Transaction, we are highly leveraged, and our debt service requirements are significant. At June 30, 2009, we had $1,988.6 million in aggregate indebtedness outstanding, including short-term debt under the revolving credit facility. After giving effect to outstanding letters of credit and amounts drawn, we had $84.7 million of additional borrowing capacity on the revolving credit facility at June 30, 2009. We expect our cash flows from operations, combined with availability under the revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.

Federal Family Education Loan Program and Private Student Loans

Approximately 81.5% and 13.1% of our net revenues were indirectly derived from Title IV programs under the Higher Education Act of 1965 and private loan programs, respectively, in fiscal 2009 compared to 70.2% and 22.3% from Title IV programs and private loan programs, respectively, in fiscal 2008. There have been significant recent developments that have impacted these programs.

The U.S. government has recently made additional financial aid available to students in order to meet rising post-secondary education and decreased availability of private loans. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program increased by $2,000. Effective as of July 1, 2008, the maximum amount of availability of a Pell grant increased to $4,731 per year from a maximum of $4,310 per year in fiscal 2008. The maximum Pell grant available to eligible students further increased effective July 1, 2009 to $5,350 per award year.

The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in the last year, leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. In particular, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting, we pay credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria expires in June 2010.

The reliance by students attending our schools on private loans decreased substantially during fiscal 2009 due to the increased availability of federal aid, including the $2,000 increase in Stafford loan availability for undergraduate students as of July 1, 2008, and certain operating initiatives we implemented over the past 18 months. Excluding activity under our Education Finance Loan program, approximately 14% of the students attending our schools received a private loan in fiscal 2009 as compared to approximately 24% in fiscal 2008. We anticipate that the net revenues we receive from private loans and the number of students receiving private loans will further decrease in fiscal 2010.

In response to the tightened credit markets facing our students, in August 2008 we introduced the Education Finance Loan program through a private lender. The program enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. During fiscal 2009, approximately 1.0% of our net revenues were from the Education Finance Loan Program. We estimate that additional disbursements under this program during fiscal 2010 will be approximately $75 million.

The Education Finance Loan program adversely impacts our liquidity and exposes us to new and greater credit risk because we own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which resulted in an increase in our bad debt expense as a percentage of net revenues in fiscal 2009 compared to prior fiscal years. While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Contractual obligations

The following table describes our commitments at June 30, 2009 under various contracts and agreements (in thousands):

		Payments Due by Fiscal Year
	Total Amounts
	Committed	2010	2011	2012	2013	2014	Thereafter

Revolving credit loans(1)	$100,000	$100,000	$—	$—	$—	$—	$—
Term loan, maturing on June 1, 2013	1,126,827	11,850	11,850	8,887	1,094,240	—	—
Senior notes, maturing on June 1, 2014	375,000	—	—	—	—	375,000
Senior subordinated notes, maturing on June 1, 2016	385,000	—	—	—	—	—	385,000
Mortgage debt of consolidated entity, maturing on January 2, 2014	1,194	238	244	264	284	164	—
Capital leases	622	534	88	—	—	—	—

Total short-term and long-term debt	1,988,643	112,622	12,182	9,151	1,094,524	375,164	385,000
Interest payments(2)	772,101	151,979	157,303	138,375	173,240	72,279	78,925
Operating leases, extending through 2020	888,776	119,648	111,327	107,882	107,114	100,285	342,520
Unconditional purchase obligations through 2014	46,364	29,467	12,813	3,366	445	273	—
Education finance loan program(3)	39,449	31,789	7,660	—	—	—	—
Total commitments	$3,735,333	$445,505	$301,285	$258,774	$1,375,323	$548,001	$806,445

(1)	Borrowings under our revolving credit facility, if any, mature on June 1, 2012. Since the $100.0 million of borrowings outstanding under our revolving credit facility as of June 30, 2009 were repaid on July 1, 2009, we have included these borrowings in the table above as a fiscal 2010 repayment.

(2)	Interest payments are based on either the fixed rate or the variable rate as of June 30, 2009 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.

(3)	We are required to purchase loans originated by a private lender on behalf of our students under the Education Finance Loan program. There is typically a 10 month lag between the time a loan is originated by the private lender and when we purchase it.

Contingencies

See Part II — Item 8 — “Financial Statements and Supplementary Data — Note 12, Commitments and Contingencies”.

Off Balance Sheet Arrangements

At June 30, 2009, the Company has provided $9.1 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

Indebtedness

As of June 30, 2009, we had $1,988.6 million in aggregate indebtedness outstanding, with $112.6 million included in current liabilities. This indebtedness was incurred primarily to finance the Transaction and related expenses. After giving effect to outstanding letters of credit and amounts drawn, we also had an additional $84.7 million of borrowing capacity available under our revolving credit facility.

Our liquidity requirements are significant and include debt service and capital expenditures, as further described in the sections below. We benefit from investments with attractive returns on capital and favorable working capital balances due to the advanced payment of tuition and fees. We generated cash flows from operations of $293.0 million and $151.3 million in fiscal 2009 and fiscal 2008, respectively. Our obligations to make principal and interest payments on indebtedness we incurred in June 2006 in connection with the Transaction have not negatively impacted our ability to make investments in numerous areas of our business. We have invested in marketing and admissions, new and expanded campuses, online education and infrastructure necessary to support future enrollment growth and enhance the student experience. However, our term loan facility matures on June 1, 2013, our 8.75% senior notes mature on June 1, 2014, and our 10.25% senior subordinated notes mature on June 1, 2016. Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance. Our operating performance is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Form 10-K, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to: reduce or delay the opening of new schools, acquisitions or capital expenditures; sell assets; seek to obtain additional equity capital; or restructure our indebtedness.

Senior Secured Credit Facilities

Overview.  In connection with the Transaction, we entered into senior secured credit facilities consisting of a $1,185.0 million term loan facility and a $300.0 million revolving credit facility. In February 2008, we increased our revolving credit facility to $322.5 million through increased bank participation. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans.

In March 2009, we executed an amendment to our senior secured credit facilities that removed a $175.0 million limitation on letters of credit under the revolving credit facility. Under the amended agreement, the issuing bank under the revolving credit facility has discretion to issue letters of credit in excess of $175.0 million, and we may designate one or more additional issuing banks to issue letters of credit in excess of $175.0 million. The amendment also allows us to extinguish up to $400.0 million of our existing outstanding term loan prior to June 30, 2010 at less than par value pursuant to a specified auction procedure. We incurred $0.9 million in capitalizable fees related to the amendment in the year ended June 30, 2009. Subsequent to the end of fiscal 2009, we entered into an agreement with two new issuing banks to increase the amount available for letters of credit under the revolving credit facility from $175.0 million to $375.0 million and to increase the revolving credit facility capacity to 388.5 million.

As of June 30, 2009, we had aggregate outstanding borrowings of $1,226.8 million under our senior secured credit facilities.

Interest Rate and Fees.  Borrowings under the senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of (x) the prime rate as published in The Wall Street Journal or (y) the federal funds rate plus 0.5%. The applicable margin for borrowings under the revolving credit facility is 0.5% with respect to base rate borrowings and 1.5% with respect to LIBOR borrowings. Under the term loan facility, the margin is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at June 30, 2009. The applicable margin for borrowings under the senior secured credit facilities has been reduced subject to our attainment of certain leverage ratios, as discussed below.

We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. On June 6, 2006, we entered into two five-year interest rate swap agreements for a total notional amount of $750.0 million in order to hedge a portion of our exposure to variable interest payments associated with the senior secured credit facilities. Under the terms of the interest rate swaps, we receive payments on variable interest rates based on the three-month LIBOR and make payments based on a fixed rate of 5.397%.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. At June 30, 2009, the commitment fee rate was 0.375% per annum. We must also pay customary letter of credit fees.

Payments.  We are required to pay installments on the loans under the term loan facility in quarterly principal amounts of $3.0 million, which is equal to 0.25% of their initial total funded principal amount calculated as of the closing date, through April 1, 2013. The remaining amount is payable on June 3, 2013, which we estimate will be $1,082.4 million, assuming we do not make any prepayments before then. Principal amounts outstanding under the revolving credit facility are due and payable in full on June 1, 2012.

We may be required to make additional principal payments based on excess cash flow generated for the preceding fiscal year and our debt covenant ratios, as defined in the senior secured term loan agreement. We have not been required to make such a prepayment since the second quarter of fiscal 2008. We are not required to make an additional payment relating to the fiscal year ended June 30, 2009 due to our Consolidated Total Debt to Adjusted EBITDA ratio, described below, being below 5.00 to 1.00.

Certain Covenants and Events of Default.  The credit agreement governing our senior secured credit facilities contains covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness;

•	make capital expenditures;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans or advances;

•	prepay subordinated indebtedness (including our senior subordinated notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	enter into certain restrictive agreements;

•	amend agreements governing our subordinated indebtedness (including the senior subordinated notes) and our organizational documents;

•	change the nature of our business; and

•	change the status of Education Management Holdings LLC as a passive holding company.

In addition, the credit agreement governing our senior secured credit facilities requires us to maintain a maximum total leverage ratio and a minimum interest coverage ratio within specified ranges, discussed further under the caption Covenant Compliance.

The credit agreement also contains certain customary affirmative covenants and events of default and has a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the term loan to be prepaid or redeemed in the event of a default with respect to such debt.

Senior Notes and Senior Subordinated Notes

In connection with the Transaction, we co-issued $375.0 million aggregate principal amount of 8 3/4% senior notes due 2014 and $385.0 million aggregate principal amount of 10 1/4% senior subordinated notes due 2016

(collectively, the “Notes”). The indentures governing the Notes limit our (and most or all of our subsidiaries) ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments, including capital expenditures;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to meeting certain qualifications, the indentures governing the senior notes and senior subordinated notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. The indentures governing the Notes include a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the Notes to be prepaid or redeemed in the event of a default with respect to such debt.

Covenant Compliance

Under our senior secured credit facilities, we are required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2009, we were in compliance with the financial and non-financial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot be assured that we will meet those ratios and tests in the future.

Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes and senior subordinated notes and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures governing the Notes and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures governing the Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior credit facilities and the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a calculation of Adjusted EBITDA as defined in our debt agreements (in millions).

For the Year Ended
June 30, 2009

EBITDA	$431.3
Reversal of impact of unfavorable leases(1)	(1.4)
Transaction and advisory expense(2)	5.0
Severance and relocation	4.9
Capital taxes	1.2
Other	1.5

Adjusted EBITDA — Covenant Compliance	$442.5

(1)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.

(2)	Represents $5.0 million of advisory fees per annum beginning June 1, 2006 under the Sponsor Management Agreement.

Our covenant requirements and actual ratios for fiscal 2009 are as follows:

	Covenant		Actual
Senior Secured Credit Facility	Requirements		Ratios

Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 1.70	x	2.88	x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 6.75	x	3.77	x

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

Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on our eligibility to participate in Title IV programs. We are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction. This is a result of the goodwill we recorded in connection with the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds received by students at our schools during the prior fiscal year. As a result, we posted an $87.9 million letter of credit in October 2006. Due to increases in the aggregate amount of Title IV funds received by our students, we currently post a $120.5 million letter of credit to the U.S. Department of Education.

Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue from

Title IV programs. Under the current regulations, compliance with the 90/10 Rule is measured at the end of each of our fiscal years. An institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our schools that disbursed federal financial aid during fiscal 2009, the percentage of revenues derived from Title IV programs on a cash accounting basis ranged from approximately 55% to 86%, with a weighted average of approximately 70% as compared to a weighted average of approximately 65% in fiscal 2008. We anticipate that our 90/10 rates will continue to increase in fiscal 2010 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2010 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operating efficiencies. In prior years, we have successfully addressed 90/10 rate issues when they have arisen through similar changes to operations. Additionally, the revised rules included in the new HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule.

Use of Estimates and Critical Accounting Policies

General

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements that affect the reported amounts of assets, liabilities, net revenues and expenses during the reporting period. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the audited consolidated financial statements appearing elsewhere in this Form 10-K.

We believe that the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. Some of our academic terms have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, we may have tuition from these academic terms on which the associated revenue has not yet been earned. Accordingly, this unearned revenue has been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.

If a student withdraws from one of our schools, a student’s obligation for tuition and fees is limited depending on when a student withdraws during an academic term. Student refunds are regulated by the standards of the U.S. Department of Education, most state education authorities that regulate our schools, the accrediting commissions that accredit our schools and our own internal policies (collectively, “Refund Policies”). Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. We record revenue net of any refunds that result from any applicable Refund Policy; therefore, we do not recognize gross revenue on amounts that will ultimately be refunded in future periods.

Trade receivable balances consist of amounts related to net revenues from current or former students for academic terms that have been completed or are currently in session, prior periods of occupancy in our housing facilities for which payment has not been received or obligations of current students for tuition, housing or other items related to academic terms in progress for which payment has not been received. The balances are comprised of individually insignificant amounts due from students primarily from the United States and Canada.

We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection in consideration of our historical experience and current economic conditions. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging with no payments and account balances past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are reserved at a high rate and are evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historical collections, an adjustment to our allowance would be required. Historically, however, accounts we have ultimately written off have approximated our uncollectable accounts estimates. A one percentage point change in our allowance for doubtful accounts as a percentage of gross receivables at June 30, 2009 and 2008 would have resulted in a change in net income of $1.3 million and $0.8 million, respectively, for the years ended June 30, 2009 and 2008.

Impairment of Property, Equipment and Finite-Lived Intangible Assets

We record impairment losses on property, equipment and finite-lived intangible assets when events and circumstances indicate the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, as described in SFAS No. 144, “Accounting or Disposal of Long-Lived Assets”. Events and circumstances that trigger an impairment review include deteriorating economic conditions or poor operating performance at individual locations or groups of locations. The impairment loss is measured by comparing the fair value of the assets to their carrying amounts using a traditional discounted cash flow model, and it is recorded as an operating expense in the consolidated statement of operations in the period in which carrying value exceeds fair value. As described in Notes 3 and 4 to the audited consolidated financial statements, we recorded an impairment charge of $4.5 million related to property and equipment and $1.0 million related to finite-lived intangible assets during fiscal 2008. For other property, equipment and finite-lived intangible assets that were tested for impairment, the sum of the future undiscounted cash flows was sufficiently in excess of the carrying amounts such that reducing the cash flows by 10% would not have resulted in impairment. We did not record any impairment charges during the year ended June 30, 2009.

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

Our last annual test, which was performed as of April 1, 2009, resulted in an increase in each reporting unit’s calculated equity value as compared to the date of the Transaction. As a result, each reporting unit’s fair value exceeded its carrying value as measured under the first step of the SFAS No. 142 analysis. In addition, although we perform our full impairment test under SFAS No. 142 only once annually, throughout the fiscal year we evaluate forecasts, business plans, regulatory and legal matters and other activities necessary to identify triggering events under SFAS No. 142. There were no triggering events in the interim period between our 2008 and 2009 impairment tests at any of our reporting units. Further, we did not record any goodwill impairments from the date of the Transaction through April 1, 2009.

The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value that would occur given hypothetical reductions in their respective fair values at April 1, 2009:

		Step One Analysis:
		Deficit Caused by Hypothetical Reductions to Fair Value
	Goodwill	5%	15%	25%	35%
	(In millions)

The Art Institutes	$1,982	$—	$—	$—	$—
Argosy University	219	—	—	(14)	(54)
Brown Mackie Colleges	255	—	—	(2)	(59)
South University	123	—	—	—	(27)

	$2,579	$—	$—	$(16)	$(140)

The valuations of our reporting units require use of internal business plans that are based on judgments and estimates regarding future economic conditions, demand and pricing for our educational services, costs, inflation rates and discount rates, among other factors. These judgments and estimates involve inherent uncertainties. The measurement of the fair values of the reporting units are dependent on the accuracy of the assumptions used and how these estimates compare to our future operating performance. Details of the key assumptions used in our impairment evaluation include, but are not limited to, the following:

•	Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital (WACC). The cost of equity, cost of debt and capital structure are the three components of the WACC, each of which requires judgment by management to estimate. The cost of equity was developed using the Capital Asset Pricing Model (CAPM) which is comprised of a risk free rate, beta derived from comparable company betas, and an equity risk premium combined with other company-specific adjustments based on perceived risks and predictability of future cash flows. The equity risk premium, which utilizes the Morningstar 2008 Ibbotson® and SBBI 2008 Valuation Workbook, is calculated by taking large company stock total returns minus long-term government bond income returns. The cost of debt component represents a market participant’s estimated cost of borrowing, which we estimated using an average of corporate bond yields as of the valuation date. The capital structure component is estimated based on the target capital structure ratios of our industry peer group as of the testing date.

The global recession that occurred during fiscal 2009 adversely affected our WACC, which has increased from a blended rate of 12.0% at April 1, 2008 to 12.7% at April 1, 2009. Any difference in WACC used between reporting units was primarily due to the impact of the relative maturity of each unit on the predictability of its future cash flows. Sensitivity analyses performed in connection with our annual 2009 impairment test indicated that an increase in the discount rate of 1.0% at each of our reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

•	Future cash flow assumptions — Our projections are based on organic growth and are derived from historical experience and assumptions on how growth and profitability will trend into the future. These projections also take into account the continuing growing demand for post-secondary education and the growth opportunities that exist in our markets. Our assumed period of cash flows was ten years with a terminal value determined using the Gordon Growth Model. For our 2009 annual impairment test, a decrease in the projected cash flows of 10% would not have resulted in the carrying value of any of our reporting units exceeding its fair value.

The impairment test for indefinite-lived intangible assets requires an annual determination of fair value using the same approach used for the valuation as of the acquisition date. If the fair value falls below its carrying value, an impairment would be recorded in the period in which the carrying value exceeds the fair value.

Our indefinite-lived intangible assets consist of the trade names associated with The Art Institute schools, and licensing, accreditation and Title IV program participation assets for all of our education systems. The total carrying value of these assets at April 1, 2009 was as follows:

•	$330.0 million related to The Art Institutes tradename; and

•	$112.2 million related to our licensing, accreditation and Title IV program participation assets.

As of the date of our annual impairment test, we revalued The Art Institutes tradename using the Relief from Royalty method, the same approach used to value this asset as of the date of the Transaction. The Relief from Royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. The resulting analysis demonstrated that the tradename had a higher fair value than carrying value by approximately 10%, using a standard royalty rate of 2.0% and discount rate of 11.8% As a result, we did not record an impairment related to this asset during the year ended June 30, 2009.

We also revalued the licensing, accreditation and Title IV program participation assets at the impairment testing date using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. Costs to replace licenses and accreditations have not changed significantly since the date of the Transaction or since the impairment testing date. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. The current fair values of the licensing, accreditation and Title IV program participation asset at each reporting unit exceeded its carrying value by at least 10%, with the consolidated fair values of these assets exceeding the consolidated carrying value by more than 20%.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, on a quarterly basis to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit from an existing deferred tax asset ultimately depends upon the existence of sufficient taxable income within the carryback or carryfoward period available under the tax law of the applicable jurisdiction. At June 30, 2009 and 2008, we had gross deferred tax assets of $112.5 million and $76.1 million respectively, and valuation allowances against those gross deferred tax assets of $18.8 million and $22.5 million, respectively. We reevaluate the realizability of these deferred tax assets quarterly and will adjust the valuation allowances based upon available evidence. Any future change in our assessment of the realizability of these deferred tax assets could affect our effective income tax rate, net income and net deferred tax assets in the period in which our assessment changes.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on July 1, 2007. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The amount of the tax benefit so recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in our consolidated statement of operations. This classification is consistent with our past accounting policy for interest and penalties related to tax liabilities.

Share-Based Payment

In August 2006, EDMC’s Board of Directors approved the 2006 Stock Option Plan for executive management and key personnel. As of June 30, 2009, approximately 1.7 million options were outstanding under this plan. Under SFAS No. 123R, “Share Based Payment”, compensation expense related to these grants is not recognized until one of the conditions entitling participants to fair value for their shares becomes probable. We have not recognized any compensation expense under SFAS No. 123R since the Transaction even though certain of EDMC’s time-based stock options vested during these fiscal years because (i) shares of EDMC’s common stock that are received upon an option holder’s exercise are subject to a call right held by EDMC, which allows EDMC to repurchase such common stock at a value equal to the lesser of an option exercise price or current fair value if an employee voluntarily terminates his or her employment or is terminated for cause, and (ii) in the event that EDMC does not exercise this repurchase right, the holder is prohibited from selling the shares of common stock received upon exercise of a stock option without EDMC’s prior consent. A 10% increase in the fair values of our time-based and performance-based options would have increased our unrecognized compensation cost by $3.6 million at June 30, 2009.

We use the Black-Scholes option pricing model to determine the fair value of time-based stock options at the grant date. In order to value performance-based options, we use a Monte Carlo simulation model. Both models require management to make certain assumptions to determine compensation expense. Such assumptions can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 10 to the accompanying audited consolidated financial statements for a further discussion on share-based compensation.

EDMC’s Board of Directors establishes the exercise price for each option grant based on the estimated fair value at the date of grant. Given that EDMC was not publicly traded during the period covered by the 2006 Stock Option Plan, we used assumptions and valuation methodologies to estimate the fair value of EDMC’s common stock during the period. In order to value our SFAS No. 123R compensation expense, options granted in August and December 2006 were based on contemporaneous private transactions involving EDMC’s common stock. Beginning in January 2007, option grants were valued based on a valuation as of the beginning or ending of the fiscal quarter in which the options were granted, depending on the proximity of the grant date to the beginning or ending of the quarter. We did not separately estimate the values of common stock during periods between our quarter-end dates because we believe a quarterly fair value calculation for EDMC’s common stock is a reasonable method of estimating its fair value at any point during the quarter. Variations of both the market and income approaches were used in the analyses for all quarterly valuations. The valuations used the following methodologies described in the American Institute of Certified Public Accountants’ practice aid entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation:

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

The income method considers our consistent revenue and EBITDA growth since the Transaction along with our significant leverage, the regulatory nature of our business and our ability to attract and retain key personnel. A weight of 50% was given to this method in determining the fair value of EDMC’s common stock for all valuations.

(ii)	Guideline Public Company method

The Guideline Public Company method uses the relative price and associated earnings multiples of publicly traded peer companies. The same peer group was used for each valuation. Under this methodology, we compared our financial results to those of our competitors for each of the following quantitative measures: profit margins from the last twelve months; size as it relates to the cost of capital; historical revenue growth; historical EBITDA growth; and asset returns and leverage. Qualitative factors were also considered. A weight of 25% or 50% was given to this method in determining the fair value of EDMC’s common stock, depending on relevant factors at the date of the valuation.

(iii)	Guideline Transactions method

The Guideline Transactions method is based on actual market transactions of companies within our peer group including EDMC. A weight of 0% or 25% was given to this method in determining the fair value of EDMC’s common stock, depending on relevant factors at the date of the valuation.

We also considered the following additional factors which generally affect the fair market value of EDMC’s common stock for option grants after December 31, 2006:

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

Long-Term Incentive Compensation Plan

EDMC’s Board of Directors adopted the LTIC Plan during fiscal 2007. Pursuant to the terms of the plan, a bonus pool will be created based on specified returns on capital invested in EDMC by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”) after the occurrence of a realization event, as defined in the plan. Out of a total of 1,000,000 units authorized, approximately 835,000 units were outstanding at June 30, 2009. Each unit represents the right to receive a payment based on the value of the bonus pool. Since the contingent future events that would result in value to the unit-holders are not probable to occur at June 30, 2009, we have not recognized any compensation expense related to these units. The plan is currently being accounted for as a liability-based plan as the units must be settled in cash if a realization event were to occur prior to an initial public offering of EDMC’s common stock. If EDMC were to complete an initial public offering, the units may be settled in shares of common stock or cash at the discretion of EDMC’s Board of Directors.

New Accounting Standards

See Part II — Item 8 — “Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates. We typically do not utilize forward or option contracts on foreign currencies or commodities. We are subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. We do not believe we are subject to material risks from reasonably possible near-term change in exchange rates due to the size of our Canadian operations relative to our total business.

The fair values of cash and cash equivalents, accounts receivable, borrowings under our revolving credit facility, accounts payable and accrued expenses approximate carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the SFAS No. 157 framework discussed in Note 7 of Part II — Item 8 — “Financial Statements and Supplementary Data.” We do not use derivative instruments for trading or speculative purposes.

At June 30, 2009, we had total debt obligations of $1,988.6 million, including $1,226.8 million in variable rate debt under the senior secured credit facility, at a weighted average interest rate of 6.98%. A hypothetical change of 1.25% in interest rates from June 30, 2009 levels would have increased or decreased interest expense by approximately $6.0 million for the variable-rate debt in fiscal 2009.

Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At June 30, 2009, we had variable rate debt of $476.8 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three month LIBOR and make payments based on a fixed rate of 5.397%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As such, the swaps are accounted for as an asset or liability in the consolidated balance sheet at fair value. We used level two inputs when applying SFAS No. 157, “Fair Value Measurements”, to our interest rate swap agreements, including obtaining quotes from counterparties to the transactions and assessing non-performance risk based upon published market data. For fiscal 2009, we recorded an unrealized after-tax loss of $9.8 million in other comprehensive loss related to the change in market value on the swap agreements. The cumulative unrealized net loss of $34.2 million, net of tax, at June 30, 2009 related to the swaps may be recognized in the consolidated statement of operations if certain terms of the senior secured credit facility change, if the senior secured credit facility is extinguished or if the swap agreements are terminated prior to maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Education Management LLC and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management LLC and Subsidiaries (the Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management LLC and Subsidiaries at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As described in Note 9, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 during the year ended June 30, 2008.

/s/  ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
August 26, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concludes that the Company’s internal control over financial reporting is effective as of June 30, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to furnish management’s report on internal control over financial reporting.

By: /s/ Todd S. Nelson	By: /s/ Edward H. West

Todd S. Nelson Chief Executive Officer	Edward H. West President and Chief Financial Officer

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$321,557	$236,027
Restricted cash	10,372	13,822

Total cash, cash equivalents and restricted cash	331,929	249,849

Receivables, net of allowances of $83,691 and $52,270	122,272	86,580
Notes, advances and other	13,673	11,339
Inventories	9,355	8,490
Deferred income taxes	45,164	25,352
Other current assets	30,163	37,328

Total current assets	552,556	418,938

Property and equipment, net	580,965	504,560
Other long-term assets	59,389	61,351
Intangible assets, net	471,882	483,853
Goodwill	2,579,131	2,585,581

Total assets	$4,243,923	$4,054,283

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,622	$12,862
Revolving credit facility	100,000	120,000
Accounts payable	53,516	57,430
Accrued liabilities	163,485	128,398
Accrued income taxes	4,830	11,522
Unearned tuition	118,741	69,154
Advance payments	67,020	60,679

Total current liabilities	520,214	460,045

Long-term debt, less current portion	1,876,021	1,888,583
Deferred income taxes	187,583	186,518
Deferred rent	123,657	96,449
Other long-term liabilities	91,933	71,473
Members’ equity:
Capital contribution from Education Management Holdings LLC	1,300,000	1,300,000
Accumulated earnings	180,143	75,900
Accumulated other comprehensive loss	(35,628)	(24,685)

Total members’ equity	1,444,515	1,351,215

Total liabilities and members’ equity	$4,243,923	$4,054,283

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year
	Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Net revenues	$2,011,458	$1,684,158	$1,363,690
Costs and expenses:
Educational services	1,067,721	901,259	729,883
General and administrative	512,448	419,054	314,868
Depreciation and amortization	112,289	100,272	90,565

Total costs and expenses	1,692,458	1,420,585	1,135,316

Income before interest and income taxes	319,000	263,573	228,374
Interest expense, net	153,569	157,724	169,053

Income before income taxes	165,431	105,849	59,321
Provision for income taxes	61,188	41,144	27,128

Net income	$104,243	$64,705	$32,193

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$104,243	$64,705	$32,193
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization on property and equipment	95,582	80,848	71,258
Amortization of intangible assets	16,707	19,424	19,307
Amortization of debt issuance costs	7,763	7,690	7,662
Reimbursements for tenant improvements	22,382	4,400	6,568
Non-cash adjustments in deferred rent	(1,958)	(2,620)	(898)
Deferred income taxes	(8,179)	(20,609)	2,868
Changes in assets and liabilities:
Restricted cash	3,450	(3,514)	(272)
Receivables	(35,692)	(16,625)	(18,965)
Inventories	(899)	(1,502)	(784)
Other assets	(18,981)	(7,370)	1,622
Accounts payable	(5,137)	6,025	4,856
Accrued liabilities	57,424	21,059	72,338
Unearned tuition	49,587	17,202	14,060
Advance payments	6,740	(17,816)	(32,403)

Total adjustments	188,789	86,592	147,217

Net cash flows provided by operating activities	293,032	151,297	179,410

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(1,947)	(8,543)
Expenditures for long-lived assets	(150,713)	(150,908)	(96,057)
Reimbursements for tenant improvements	(22,382)	(4,400)	(6,568)
Investment in marketable securities	—	—	(344,885)
Redemption of marketable securities	—	—	344,885
Other items, net	—	—	387

Net cash flows used in investing activities	(173,095)	(157,255)	(110,781)

Cash flows from financing activities:
Borrowings on revolving credit facility	180,000	120,000	90,000
Payments on revolving credit facility	(200,000)	(90,000)	(160,000)
Payments of debt	(12,802)	(38,534)	(9,986)
Debt issuance costs	(887)	—	(833)

Net cash flows used in financing activities	(33,689)	(8,534)	(80,819)
Effect of exchange rate changes on cash and cash equivalents	(718)	(204)	(383)

Net change in cash and cash equivalents	85,530	(14,696)	(12,573)
Cash and cash equivalents, beginning of year	236,027	250,723	263,296

Cash and cash equivalents, end of year	$321,557	$236,027	$250,723

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Fiscal Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Cash paid (received) during the period for:
Interest (including swap settlement)	$146,636	$173,297	$152,963
Income taxes, net of refunds	76,173	48,179	(19,371)
Noncash investing activities:
Capital expenditures in current liabilities	$22,192	$31,230	$21,279

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

			Accumulated
		Accumulated	Other
	Capital	Earnings	Comprehensive		Total Members’
	Contribution	(Deficit)	Income (Loss)		Equity
	(Dollars in thousands)

Balance, June 30, 2006	$1,300,000	$(19,659)	$2,418		$1,282,759

Comprehensive income:
Net income	—	32,193	—		32,193
Foreign currency translation	—	—	(334)		(334)
Unrealized loss on interest rate swaps, net of tax benefit of $2,772	—	—	(3,545)		(3,545)

Comprehensive income					28,314

Balance, June 30, 2007	1,300,000	12,534	(1,461)		1,311,073

Comprehensive income:
Net income	—	64,705	—		64,705
Foreign currency translation	—	—	68		68
Unrealized loss on interest rate swaps, net of tax benefit of $13,609	—	—	(23,292)		(23,292)

Comprehensive income					41,481
Cumulative effect of adoption of FASB Interpretation No. 48 (Note 9)	—	(1,339)	—		(1,339)

Balance, June 30, 2008	1,300,000	75,900	(24,685	)(a)	1,351,215

Comprehensive income:
Net income	—	104,243	—		104,243
Foreign currency translation	—	—	(1,147)		(1,147)
Unrealized loss on interest rate swaps, net of tax benefit of $5,709	—	—	(9,796)		(9,796)

Comprehensive income					93,300

Balance, June 30, 2009	$1,300,000	$180,143	$(35,628	)(a)	$1,444,515

(a)	The balance in accumulated other comprehensive loss at June 30, 2009 and 2008 is comprised of $34.2 million and $24.4 million of unrealized net losses on interest rate swaps, net of tax, respectively and $1.4 million and $0.3 million of cumulative foreign currency translation losses, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, GOVERNANCE AND CHANGE IN OWNERSHIP

Description of Business

Education Management LLC and its subsidiaries (the “Company”) is among the largest providers of post-secondary education in North America, with approximately 110,800 active students as of October 2008. The Company offers education through four different education systems (The Art Institutes, Argosy University, the Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a controlled entity. All significant inter-company transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which, based upon the scheduled maturities, approximates fair value.

The Company’s schools hold funds from the United States government under various student aid grant and loan programs in separate bank accounts, and serve as trustee for the U.S. Department of Education or respective lender, guaranty agency or student borrower, as applicable. The funds held in these bank accounts are not shown as cash or restricted cash on the consolidated balance sheet until the authorization and disbursement process has occurred. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and become available for use in current operations. This transfer generally occurs for the period of the academic term for which such funds were authorized with no term being more than 16 weeks in length.

U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. Restricted cash includes $5.3 million and $12.8 million of these amounts at June 30, 2009 and 2008, respectively. It also includes a $3.6 million balance related to a restricted cash account required to be maintained in connection with an operating lease at one of the Company’s schools at June 30, 2009. Restricted cash also includes $1.5 million and $1.0 million at June 30, 2009 and 2008, respectively, for endowments required by state law at certain of the Company’s schools.

Allowances for Doubtful Accounts

The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school vs. out-of-school) of the student. The reserve is established based on the likelihood of collection in consideration of the Company’s historical experience and current economic conditions, which results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at a high rate and are evaluated on a case-by-case basis before being written off.

Inventories

Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs. Cost is determined using the average cost method and inventories are valued at the lower of cost or market.

Property and Equipment

Property and equipment is recorded at its actual cost less accumulated depreciation. Depreciation policies for such assets are as follows:

•	Buildings are depreciated over an estimated useful life of 30 years using the straight-line method.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Leasehold improvements and capitalized lease costs are amortized using the straight-line method over the shorter of the original lease term, exclusive of any renewal periods, or their estimated useful lives, which is generally 7 to 15 years.

•	The remainder of the Company’s property and equipment is depreciated over estimated useful lives ranging from 3 to 7 years using the straight-line method.

Accelerated depreciation methods are generally used for income tax purposes. The Company evaluates the recoverability of property and equipment with finite lives whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

Leases

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”. The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.

Certain of the Company’s lease agreements include tenant improvement allowances. Once the lease agreement is signed, these tenant improvement allowances are recorded as other current assets with the offset to deferred rent liabilities on the consolidated balance sheet. As spending occurs, the Company records increases to leasehold improvement assets in property and equipment. Other current assets are reduced once the landlord reimburses the Company. Leasehold improvement assets are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense while deferred rent liabilities are amortized over the term of the lease as a reduction to rent expense.

Certain of the Company’s lease agreements include rent escalation clauses, which if fixed or determinable, are recognized on a straight-line basis over the life of the lease in accordance with SFAS No. 13. Lease terms generally range from one to ten years with one or more renewal options. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new term.

Goodwill and Other Identifiable Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase business combinations. Other intangibles include student relationships, licenses, accreditation and Title IV program participation, tradenames, curriculum, programs and favorable leases. The Company uses the income approach to establish student relationship asset fair values. Tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses a combination of the cost and income approaches to establish the asset value of licenses, accreditation and Title IV program participation assets and the cost approach for education programs and curriculum. The cost of intangible assets with determinable useful lives is amortized over 3 to 9 years. Goodwill and indefinite-lived intangibles are evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.

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

The impairment test for indefinite-lived assets, consisting of the licensing, accreditation and Title IV program participation assets and The Art Institute tradename, requires at least an annual determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.

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

The Company and Holdings were organized as single member limited liability companies. As such, the Company and Holdings are disregarded entities for federal and state income tax purposes. EDMC, as the parent company, remains intact for federal income tax purposes and EDMC remains the corporate taxpayer for state income tax purposes. EDMC will report in its federal and state income tax returns all of the income and expense of Holdings and the Company. Therefore, the consolidated income tax provision of the Company is computed on a basis similar to that of EDMC and reflects income tax expense based on its share of EDMC’s taxable income.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are initially measured at their functional currency, which is the Canadian dollar. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation gains or losses during the years presented in the consolidated financial statements were not significant.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials. Net revenues are reduced for student refunds and scholarships.

Tuition revenue varies based on the average tuition charge per credit hour, type of program, specific curriculum, the average student population and number of credit hours taken. During fiscal 2009, the Company derived 91.7% of its net revenues from tuition and fees as compared to 91.1% of its net revenues from tuition and fees during each of fiscal 2008 and 2007. Bookstore and housing revenues are largely a function of the average student population.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. Some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from academic terms where the associated revenue has not yet been earned. Accordingly, these amounts have been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.

If a student withdraws from one of the Company’s schools, a student’s obligation for tuition and fees is limited depending on when a student withdraws during an academic term. Student refunds are regulated by the standards of the U.S. Department of Education, most state education authorities that regulate the Company’s schools, the accrediting commissions that accredit the Company’s schools and the Company’s own internal policies (collectively, “Refund Policies”). Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. The Company records revenue net of any refunds that result from any applicable Refund Policy; therefore, the Company does not recognize gross revenue on amounts that will ultimately be refunded in future periods.

Costs and Expenses

Educational services expenses consist primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and private loan fees.

General and administrative expenses consist of marketing and student admissions expenses and certain central staff costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s education programs.

Advertising costs are expensed in the fiscal year incurred and are classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s advertising expense was $218.1 million, $180.8 million and $132.4 million during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Share-Based Payment

In August 2006, EDMC’s board of directors approved the 2006 Stock Option Plan (the “Plan”) for executive management and key personnel. As of June 30, 2009, approximately 1.7 million options were outstanding under this plan. Under SFAS No. 123R, “Share-Based Payment”, compensation expense related to these grants is not

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized until one of the conditions entitling these participants to fair value for their shares becomes probable. The Company has not recognized compensation expense related to any options granted during the years ended June 30, 2009, 2008 or 2007 even though certain of EDMC’s time-based stock options vested during these fiscal years. Compensation expense was not recognized because (i) shares of the Plan’s common stock that are received upon an option holder’s exercise are subject to a call right held by EDMC, which allows EDMC to repurchase such common stock at a value equal to the lesser of an option exercise price or current fair value if an employee voluntarily terminates his or her employment or is terminated for cause, and (ii) in the event that EDMC does not exercise this repurchase right, the holder is prohibited from selling the shares of common stock received upon exercise of a stock option without EDMC’s prior consent.

The Black-Scholes option pricing model is used to determine the fair value of time-based stock options at the grant date. In order to value performance and market-based options, the Company uses a Monte Carlo simulation model based on the assumptions used in the time-based options’ Black-Scholes model. Such assumptions can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 10 for further discussion of stock-based compensation.

Segment Reporting

EDMC’s chief operating decision maker, as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, allocates resources and assesses the performance of the Company at an education system level closely aligned to the brands it manages. The majority of the Company’s schools across these education systems provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. As such, the Company believes it meets the criteria in SFAS No. 131 for aggregating the education systems into a single reportable segment.

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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a company it acquires, including the recognition and measurement of goodwill resulting from a business combination. The requirements of SFAS No. 141R are effective for the Company beginning July 1, 2009. The Company will apply the provisions of this standard for any business combination that transpires subsequent to the effective date of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133”, which enhances required disclosures regarding how an

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity uses and accounts for derivative instruments. The Company adopted SFAS No. 161 on January 1, 2009 and its adoption did not impact the Company’s consolidated financial statements but did result in expanded disclosures contained in Note 7.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which formalizes the period after the balance sheet date that management is required to evaluate subsequent events, the circumstances under which an entity is required to record events or transactions occurring after the balance sheet date in that period’s financial statements and the required disclosures that an entity shall make in its financial statements. SFAS No. 165 is effective for the Company beginning in the fourth fiscal quarter of 2009. The Company performed an evaluation of subsequent events through August 26, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. All existing accounting standard documents are superseded by the Codification. All current references to GAAP will no longer be used in the Company’s consolidated financial statements upon adoption in the first fiscal quarter of 2010. The Codification does not change or alter existing GAAP and, therefore, it will have no impact on the Company’s consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	2009	2008

Land	$17,805	$17,805
Buildings and improvements	74,171	73,428
Leasehold improvements and capitalized lease costs	329,449	259,882
Furniture and equipment	97,783	85,868
Technology and other equipment	170,818	134,667
Software	45,651	32,768
Library books	29,778	24,348
Construction in progress	43,470	31,250

Total	808,925	660,016
Less accumulated depreciation	227,960	155,456

Property and equipment, net	$580,965	$504,560

Depreciation and amortization expense on property and equipment was $95.6 million, $80.9 million and $71.2 million, respectively, for the years ended June 30, 2009, 2008 and 2007. Such expense includes approximately $4.5 million of impairment charges related to fixed assets at one of the Company’s schools in fiscal 2008.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. As defined in SFAS No. 141, “Business Combinations”, goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets. This is evidenced by the excess of the amount paid to acquire the Company over the values of these respective assets.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in goodwill during the fiscal years ended June 30, 2008 and 2009 (in thousands):

Goodwill at June 30, 2007	$2,576,055
Adoption of FIN 48	9,441
Other items, net	85

Goodwill at June 30, 2008	2,585,581
Reduction from release of deferred tax asset valuation allowances (Note 9)	(5,703)
Other tax items, net	(747)

Goodwill at June 30, 2009	$2,579,131

Intangible Assets

Intangible assets other than goodwill consisted of the following amounts at June 30 (in thousands):

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Tradename-Art Institute	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(1,028)	3,000	(694)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—
Curriculum and programs	27,974	(13,520)	23,200	(8,989)
Student contracts, applications and relationships	39,511	(32,479)	39,511	(23,325)
Favorable leases and other	16,351	(10,106)	16,409	(7,438)

Total intangible assets	$529,015	$(57,133)	$524,299	$(40,446)

State licenses and accreditations of the Company’s schools as well as their eligibility for Title IV program participation are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. The Company considers these renewal processes to be a routine aspect of the overall business and assigned these assets indefinite lives.

Trade names are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes. However, the Argosy tradename was assigned a finite life at the date of the Transaction due to the potential for that tradename to be eliminated. As such, the same life was assigned to that asset, nine years, as was assigned to their existing student relationship’s economic life.

Amortization of intangible assets was $16.7 million, $19.4 million and $19.3 million during the years ended June 30, 2009, 2008 and 2007, respectively. Amortization in the year ended June 30, 2008 included approximately $1.0 million of impairment charges at certain schools.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total estimated amortization of the Company’s intangible assets at June 30, 2009 for each of the years ending June 30, 2010 through 2014 and thereafter is as follows (in thousands):

Amortization
Fiscal Years	Expense

2010	$8,617
2011	7,284
2012	6,219
2013	3,872
2014	2,104
Thereafter	1,607

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30 (in thousands):

	2009	2008

Payroll, bonus and related taxes	$77,894	$55,076
Capital expenditures	8,032	18,359
Advertising	25,192	11,770
Interest	13,878	11,084
Benefits	8,597	8,501
Other	29,892	23,608

Total accrued liabilities	$163,485	$128,398

6.	SHORT-TERM AND LONG-TERM DEBT

On June 1, 2006, in connection with the Transaction, the Company (i) entered into a $1,485.0 million senior secured credit facility, consisting of a $1,185.0 million term loan facility with a seven-year maturity and a $300.0 million revolving credit facility with a six-year maturity, and (ii) issued an aggregate of $760.0 million of senior notes and senior subordinated notes. On February 27, 2008 the Company increased the revolving credit facility to $322.5 million through increased bank participation; there were no amendments to the existing credit agreement and no loan fees paid in connection with this increase.

In March 2009, the Company executed an amendment to its senior secured credit facilities that removed a $175.0 million limitation on letters of credit issued pursuant to the revolving credit facility. Under the amended agreement, which was accounted for as a modification, the issuing bank under the revolving credit facility has discretion to issue letters of credit in excess of $175.0 million, and the Company may designate one or more additional issuing banks to issue letters of credit in excess of $175.0 million. The amendment also allows the Company to extinguish up to $400.0 million of its existing outstanding term loan prior to June 30, 2010 at less than par value pursuant to a specified auction procedure. The Company incurred $0.9 million in capitalizable fees related to the amendment in the year ended June 30, 2009.

Short-Term Debt:

In September 2008, the Company borrowed $180.0 million under the revolving credit facility as a precautionary measure due to the state of the capital markets and repaid $80.0 million on June 26, 2009. The Company had $100.0 million and $120.0 million outstanding on the revolving credit facility at June 30, 2009 and 2008, respectively, in order to satisfy year-end regulatory financial ratios. These balances are classified as short-term debt

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the balance sheet as each year’s outstanding balance was repaid in full in the first few days of the following fiscal year.

The interest rate on amounts outstanding under the revolving credit facility at June 30, 2009 and 2008 was 3.75% and 5.75%, respectively, which equals prime plus a margin of 0.50% and 0.75%, respectively. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios. The Company is obligated to pay a 0.375% rate per annum commitment fee on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described elsewhere in this footnote.

The Company had outstanding letters of credit totaling $137.8 million at June 30, 2009, including an aggregate of $121.1 million of letters of credit to the U.S. Department of Education. The U.S. Department of Education requires the Company to maintain a $120.5 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The outstanding letters of credit reduced availability of borrowings under the revolving credit facility, leaving $84.7 million of available borrowings at June 30, 2009.

Long-Term Debt:

The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2009	2008

Senior secured term loan facility due 2013	$1,126,827	$1,138,677
Senior notes due 2014 at 8.75%	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000
Capital leases	622	1,364
Mortgage debt of consolidated entity	1,194	1,404

Total debt	1,888,643	1,901,445
Less current portion	12,622	12,862

Total long term debt, less current portion	$1,876,021	$1,888,583

Senior Secured Credit Facility

The Company issued $1,185.0 million of term loans on June 1, 2006 under the senior secured credit facility. The term loans bore interest at a rate equal to LIBOR plus an applicable margin or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of (1) the prime rate of interest quoted in the Wall Street Journal Money Rates Section and (2) the federal funds rate plus 0.5%. The applicable margin for borrowings under the secured credit facility may be reduced subject to satisfying certain leverage ratios. The interest rate on the senior secured term loan facility was 2.375% and 4.563% at June 30, 2009 and 2008, respectively.

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

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow and in the event of certain asset sales, casualty and condemnation events

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and issuances of debt. In addition, the Company is required to make installment payments on the outstanding term loans in quarterly principal amounts of 0.25% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on June 1, 2013.

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

The credit agreement also contains certain customary affirmative covenants and events of default and has a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the term loan to be prepaid or redeemed in the event of a default with respect to such debt.

Senior Notes Due 2014 and Senior Subordinated Notes Due 2016

The Company issued the senior notes due 2014 and senior subordinated notes due 2016 on June 1, 2006 in connection with the closing of the Transaction. The senior notes and senior subordinated notes are guaranteed by all of the Company’s subsidiaries other than any subsidiary that owns or operates a school or has been formed for such purpose and has no material assets.

The $375.0 million of senior notes, which bear interest at 8.75%, are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes due 2016. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of the Company that is not a guarantor of the senior notes.

The $385.0 million of senior subordinated notes, which bear interest at 10.25%, are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities and the senior notes due 2014. The senior subordinated notes (i) are senior in right of payment to all future subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of the Company that is not a guarantor of the senior subordinated notes.

Interest on the senior notes due 2014 and senior subordinated notes due 2016 is payable semi-annually. The senior notes and senior subordinated notes are redeemable in whole or in part, at the option of the Company, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes and senior subordinated notes contain a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes or senior subordinated notes, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, future annual principal payments on long-term debt and related instruments are as follows (in thousands):

Fiscal year:
2010	$12,622
2011	12,182
2012	9,151
2013	1,094,524
2014	375,164
Thereafter	385,000

Total	$1,888,643

7.	DERIVATIVE INSTRUMENTS

The Company utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Currently, the Company has two five-year interest rate swaps outstanding through July 1, 2011, each for a notional amount of $375.0 million. The interest rate swaps effectively convert a portion of the variable interest rate on the senior secured term loan to a fixed rate. The Company receives payments based on the three-month LIBOR and makes payments based on a fixed rate of 5.397%.

The fair value of the interest rate swaps was $54.4 million and $38.9 million at June 30, 2009 and 2008, respectively, which was recorded in other long-term liabilities on the consolidated balance sheet. The Company recorded an unrealized after-tax loss of $9.8 million and $23.3 million for the years ended June 30, 2009 and 2008, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at June 30, 2009, there was a cumulative unrealized loss of $34.2 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet the cash flow hedge requirements under SFAS No. 133. During fiscal 2009, the Company reclassified $14.4 million from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid in fiscal 2009 due to normal quarterly settlements of the interest rate swaps. Over the next twelve months, the Company estimates approximately $22.5 million will be reclassified to the consolidated statement of operations based on current interest rates and underlying debt obligations at June 30, 2009.

The Company adopted SFAS No. 157, “Fair Value Measurements”, for financial instruments on July 1, 2008. This statement establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. The three tiers are as follows: Level one, defined as observable inputs such as quoted prices in active markets; Level two, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level three, defined as unobservable inputs for which little or no market data exists. Level three requires an entity to develop its own assumptions. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The interest rate swap agreements were the only financial assets and liabilities held by the Company that fell within the scope of SFAS No. 157 during the year ended June 30, 2009. Its adoption did not materially impact the Company’s financial statements. The Company used Level two inputs when applying SFAS No. 157 to its interest rate swap agreements, including obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments as of June 30 (in thousands):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Fair value of interest rate swap liabilities	$54,421	$54,421	$38,916	$38,916
Variable rate debt	1,126,827	1,031,047	1,138,677	1,058,970
Fixed rate debt	761,816	738,916	762,768	710,555

The fair values of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values. This is due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the SFAS No. 157 framework discussed in Note 7. The fair values of the Company’s debt were determined based on each instrument’s trading value at June 30.

9.	INCOME TAXES

The composition of income before taxes from domestic and foreign locations is as follows (in thousands):

	For the Fiscal Year Ended June 30,
	2009	2008	2007

Income before taxes:
Domestic	$164,699	$103,801	$57,283
Foreign	732	2,048	2,038

	$165,431	$105,849	$59,321

The components of the income tax provision reflected in the accompanying consolidated statements of operations are as follows (in thousands):

	For the Fiscal Year Ended June 30,
	2009	2008	2007

Current taxes:
Federal	$61,229	$51,406	$16,741
State and local	8,138	10,347	7,519

Total current tax provision	69,367	61,753	24,260
Deferred tax provision (benefit)	(8,179)	(20,609)	2,868

Total provision for income taxes	$61,188	$41,144	$27,128

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below:

	For the Fiscal Year Ended June 30,
	2009	2008	2007

U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	1.1%	3.1%	5.7%
Increase in valuation allowance	0.6%	1.4%	9.4%
Permanent items	(0.2)%	(1.3)%	(3.1)%
Effect of FIN 48	0.8%	1.5%	0.0%
Other items, net	(0.3)%	(0.8)%	(1.3)%

Effective income tax rate	37.0%	38.9%	45.7%

Net deferred income tax assets (liabilities) consist of the following at June 30 (in thousands):

	2009	2008

Current deferred tax assets:
Allowance for doubtful accounts	$34,136	$20,938
Accrued wages	11,706	4,942
Other	3,488	1,652

Gross current deferred tax assets	49,330	27,532
Less valuation allowance	(4,166)	(2,180)

Total current deferred tax assets	$45,164	$25,352

Noncurrent deferred tax assets:
Interest rate swap	$23,680	$16,965
Deferred liabilities	14,466	11,089
Foreign and state net operating losses	10,693	11,635
Other	14,366	8,838

Gross noncurrent deferred tax assets	63,205	48,527
Less valuation allowance	(14,681)	(20,297)

Total noncurrent deferred tax assets	48,524	28,230

Noncurrent deferred tax liabilities:
Intangible assets	218,141	210,845
Property and equipment	16,496	932
Other	1,470	2,971

Total noncurrent deferred tax liabilities	236,107	214,748

Total net noncurrent deferred tax liabilities	$187,583	$186,518

At June 30, 2009, the Company had state net operating loss carry forwards of approximately $93.4 million available to offset future taxable income and a related deferred tax asset of $6.4 million. The carry forwards expire at varying dates beginning in fiscal 2013 through fiscal 2029. The Company has determined that it is currently “more likely than not” that the deferred tax assets associated with $87.6 million of its state net operating loss carry

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $6.3 million related to these net operating loss carry forwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitations due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of these state net operating loss carryforwards before they can be utilized.

At June 30, 2009, the Company had Canadian net operating loss carry forwards of approximately $14.3 million available to offset future taxable income and a related deferred tax asset of $4.3 million. The carry forwards expire at varying dates beginning in fiscal 2013 through fiscal 2025. At June 30, 2009, the Company had additional Canadian deferred tax assets of $1.1 million related to temporary items. Because Canadian operations have demonstrated cumulative pretax profits for more than twelve consecutive fiscal quarters, the Company reversed $6.7 million in valuation allowances against their deferred tax assets during fiscal 2009, of which $5.7 million was recorded against goodwill as they existed at the date of the Transaction. As such, the Company now believes it would be able to utilize its Canadian deferred tax assets before they expire.

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

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of adopting FIN 48, the Company increased its liability for uncertain tax benefits by $18.5 million, which resulted in a charge to retained earnings of $1.3 million that was recorded as a cumulative effect adjustment for a change in accounting principle to members’ equity as of July 1, 2007, an increase in goodwill of $10.2 million and an increase in deferred tax assets of $7.8 million. The Company’s total liability for uncertain tax benefits as of July 1, 2007 was $29.0 million, excluding the indirect benefits associated with state taxes and interest that were recorded as deferred tax assets. This liability included $1.8 million of interest on uncertain tax positions. The Company did not accrue any penalties on uncertain tax positions. The amount of unrecognized tax benefits as of the date of adoption that, if recognized in future periods, would impact the Company’s effective tax rate was $1.8 million.

A reconciliation of the beginning and ending balance of unrecognized tax benefits at June 30 is as follows (in thousands):

	2009	2008

Unrecognized tax benefits, beginning of year	$23,243	$27,245
Increase in prior year unrecognized tax benefits	—	762
Decrease in prior year unrecognized tax benefits	(520)	(3,031)
Increase in current year unrecognized tax benefits	692	92
Decrease in unrecognized tax benefits due to the expiration of statutes of limitation	(776)	(1,825)

Unrecognized tax benefits, end of year	$22,639	$23,243

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $20.1 million of the total amount of unrecognized tax benefits at June 30, 2009 would affect the annual effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $16.3 million within the next twelve months due to the expiration of certain statutes of limitation. The resulting benefit, if recognized, will be a discrete item in the third quarter of fiscal 2010.

The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations, which is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities. The total amount of interest recognized in the statement of operations for fiscal 2009 is $0.8 million, and the total amount of interest accrued in other long-term liabilities on the consolidated balance sheet is $4.0 million. No penalties were recognized during fiscal 2009, nor are any accrued on the consolidated balance sheet.

The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2005. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2004.

10.	SHARE-BASED PAYMENT

2006 Stock Option Plan

In August 2006 EDMC’s board of directors approved the 2006 Stock Option Plan (the “Option Plan”), which authorized equity awards to be granted for up to 1,368,421 shares of EDMC’s common stock. The Option Plan was amended during fiscal 2007 to increase the number of available shares to 1,845,171. Under the Option Plan, certain management and key employees of the Company have been or will be granted a combination of time-based and performance-based options to purchase EDMC common stock. Both types of grants are subject to certain conditions defined in the Option Plan and in EDMC’s Amended and Restated Shareholders’ Agreement that must be met in order for the participants to receive fair market value for their options.

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

The Company utilizes the Black-Scholes method to estimate the fair value of time-based options and a Monte Carlo simulation model based on the assumptions used in the time-based options’ Black-Scholes model to estimate the fair values of performance-based options. The expected option term on the Company’s grants is determined using a simplified method based on the average of the weighted vesting term and the contractual term of the options. Expected volatility is determined using the historical volatility of a seven-company peer group, all of which have publicly traded stock. The risk-free interest rate assumption is determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate is determined using a historical rate based on options activity prior to the Transaction. Finally, as EDMC does not currently declare dividends or intend to do so in the short term, a dividend yield of zero was used.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30:

	2009	2008	2007

Weighted average fair value of options	$45.57	$43.80	$28.55
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.2%	42.8%	39.9%
Risk-free interest rate	3.2%	3.6%	4.6%
Expected forfeiture rate	12.4%	12.4%	12.4%
Expected term	6.5 years	6.5 years	6.5 years

Time-based options granted during fiscal 2009 are as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value (In
	Options	Exercise Price	Term (Yrs)	Thousands)

Outstanding at June 30, 2008	874,558	$54.05
Granted	30,800	$96.00
Exercised	(267)	$50.00
Forfeited	(19,389)	$65.41

Outstanding at June 30, 2009	885,702	$55.27	7.6	$46,706

Exercisable at June 30, 2009	461,051	$52.31	7.4	$25,675

Below is a summary of the weighted-average assumptions used for performance-based options granted during the years ended June 30:

	2009	2008	2007

Weighted average fair value of options	$33.16	$22.81	$10.27
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.8%	39.5%	37.2%
Risk-free interest rate	2.9%	3.2%	4.5%
Expected forfeiture rate	12.4%	12.4%	12.4%
Expected term	4.9 years	3.2 years	3.8 years

Performance-based options granted during fiscal 2009 are as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value (In
	Options	Exercise Price	Term (Yrs)	Thousands)

Outstanding at June 30, 2008	849,559	$54.03
Granted	30,800	$96.00
Exercised	—	—
Forfeited	(19,657)	$65.20

Outstanding at June 30, 2009	860,702	$55.27	7.6	$45,030

Exercisable at June 30, 2009	—	—	—	—

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in EDMC by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control event, subject to certain conditions, and expire ten years from the date of grant. The aggregate intrinsic values in the tables above represent the pre-tax differences between the estimated fair market value of EDMC common stock at June 30, 2009 and the exercise price of each outstanding and exercisable stock option at June 30, 2009. This assumes that the option holders had been able to receive fair market value through the exercise of their options.

At June 30, 2009, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable. Under SFAS No. 123R, compensation expense on the option grants is not recognized until one of the conditions entitling participants to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to either time-based or performance-based grants during any of the periods following the Transaction. At June 30, 2009, the total amount of unrecognized compensation cost is $26.3 million for time-based options and $9.4 million for performance-based options, net of expected forfeitures.

Long Term Incentive Compensation Plan

In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 835,000 units were outstanding under the LTIC Plan at June 30, 2009. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The LTIC Plan is currently being accounted for as a liability-based plan. This is due to the fact that the units must be settled in cash if a realization event were to occur prior to an initial public offering by EDMC. After the completion of an initial public offering, the units may be settled in shares of common stock or cash at the discretion of EDMC’s Board of Directors.

11.	OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan that covers substantially all employees. The Company currently matches 100% of employee contributions to the retirement plan for up to 3% of compensation and 50% of employee contributions between 4% and 6% of compensation. The provisions of the retirement plan allow forfeitures of unvested balances to be used to reduce the Company’s matching contributions. The Company recorded expense related to the retirement plan of approximately $12.3 million, $11.6 million and $9.8 million for the fiscal years ended June 30, 2009, 2008 and 2007.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $153.8 million, $135.4 million and $108.1 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Rent expense includes short-term commitments for student housing of $49.6 million, $45.9 million and $35.6 million during the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, the annual minimum future commitments under non-cancelable, long-term operating leases are as follows (in thousands):

2010	$119,648
2011	111,327
2012	107,882
2013	107,114
2014	100,285
Thereafter	342,520

$888,776

At June 30, 2009, the Company has provided $9.1 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

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

In addition to the matters described above, the Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender. As of June 30, 2009, the Company was committed to purchase $39.4 million of loans over the next two fiscal years.

13.	RELATED PARTY TRANSACTIONS

Under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually, which is reflected in general and administrative expenses on the consolidated statements of operations for the last three fiscal years. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

South University, a wholly-owned subsidiary of the Company, leases five buildings from two separate entities owned by John T. South, III, who is one of the Company’s executive officers. Total rental payments under these arrangements approximated $1.6 million per year for the last three fiscal years.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company licenses student information system software from Campus Management Corp (“CMC”), which since February 2008 has been owned by an investment fund associated with Leeds Equity Partners, one of the Sponsors. The Company paid licensing, maintenance and consulting fees to CMC of approximately $3.8 million and $4.5 million in the fiscal years ended June 30, 2009 and 2008, respectively. The Company also uses PeopleScout, Inc., d/b/a StudentScout, for contact management services when processing some of its inquiries from prospective students. StudentScout is owned by investment funds associated with Leeds Equity Partners. During fiscal 2009, the Company paid servicing fees to StudentScout of approximately $0.4 million.

On March 29, 2007, pursuant to the terms of his employment agreement, EDMC sold $10.0 million of stock to Todd S. Nelson, the Company’s Chief Executive Officer.

In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 7. In March 2009 and February 2007, the Company paid $0.3 million and $0.4 million, respectively, to an affiliate of Goldman Sachs Capital Partners in connection with investment banking services provided to the Company for separate amendments to the Company’s senior secured loan facility. The beneficial stock ownership of Goldman Sachs Capital Partners in EDMC is described in “Security Ownership of Certain Beneficial Owners and Management”. Adrian M. Jones and Leo F. Mullin are appointees of Goldman Sachs Capital Partners on EDMC’s Board of Directors under the terms of its amended and restated shareholders agreement.

14.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

On June 1, 2006, in connection with the Transaction, the Company issued $375.0 million of senior notes due 2014 and $385.0 million of senior subordinated notes due 2016. The senior notes due 2014 and senior subordinated notes due 2016 are fully and unconditionally guaranteed by all of the Company’s existing direct and indirect domestic restricted subsidiaries (collectively, the“Guarantors”). Subsidiaries that directly own or operate a school or have been formed for such purposes and subsidiaries that have no material assets are excluded from being a guarantor. All other subsidiaries of the Company have no guarantees related to the senior notes due 2014 or the senior subordinated notes due 2016 (“Non-Guarantors”).

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the condensed consolidated financial position of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of June 30, 2009 and 2008, and the consolidated results of operations and condensed cash flows of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations for the fiscal years ended June 30, 2009, 2008 and 2007.

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$15,789	$481	$305,287	$—	$321,557
Restricted cash	789	—	9,583	—	10,372
Notes, advances and trade receivables, net	172	35	135,738	—	135,945
Inventories	—	—	9,355	—	9,355
Other current assets	19,378	1,213	54,736	—	75,327

Total current assets	36,128	1,729	514,699	—	552,556

Property and equipment, net	52,537	6,137	522,291	—	580,965
Intangible assets, net	3,119	61	468,702	—	471,882
Goodwill	7,328	—	2,571,803	—	2,579,131
Intercompany balances	1,883,346	(20,819)	(1,862,527)	—	—
Other long-term assets	48,447	9,764	1,178	—	59,389
Investment in subsidiaries	1,590,364	—	—	(1,590,364)	—

Total assets	$3,621,269	$(3,128)	$2,216,146	$(1,590,364)	$4,243,923

Liabilities and members’ equity (deficit)
Current:
Short-term and current portion of long-term debt	$111,911	$—	$711	$—	$112,622
Accounts payable, accrued and other current liabilities	114,771	4,739	288,082	—	407,592

Total current liabilities	226,682	4,739	288,793	—	520,214

Long-term debt, less current portion	1,874,921	—	1,100	—	1,876,021
Other long-term liabilities	91,138	4,649	119,803	—	215,590
Deferred income taxes	(15,987)	72	203,498	—	187,583

Total liabilities	2,176,754	9,460	613,194	—	2,799,408

Total members’ equity (deficit)	1,444,515	(12,588)	1,602,952	(1,590,364)	1,444,515

Total liabilities and members’ equity (deficit)	$3,621,269	$(3,128)	$2,216,146	$(1,590,364)	$4,243,923

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$2,314	$135	$233,578	$—	$236,027
Restricted cash	817	—	13,005	—	13,822
Notes, advances and trade receivables, net	238	62	97,619	—	97,919
Inventories	—	—	8,490	—	8,490
Other current assets	15,392	700	46,588	—	62,680

Total current assets	18,761	897	399,280	—	418,938

					—
Property and equipment, net	46,415	5,637	452,508	—	504,560
Intangible assets, net	3,516	67	480,270	—	483,853
Goodwill	9,447	—	2,576,134	—	2,585,581
Intercompany balances	2,011,946	(13,911)	(1,998,035)	—	—
Other long-term assets	65,401	—	(4,050)	—	61,351
Investment in subsidiaries	1,391,255	—	—	(1,391,255)	—

Total assets	$3,546,741	$(7,310)	$1,906,107	$(1,391,255)	$4,054,283

Liabilities and members’ equity (deficit)
Current:
Short-term and current
portion of long-term debt	$131,911	$1	$950	$—	$132,862
Accounts payable, accrued and other current liabilities	99,566	4,016	223,601	—	327,183

Total current liabilities	231,477	4,017	224,551	—	460,045

Long-term debt, less current portion	1,886,795	—	1,788	—	1,888,583
Other long-term liabilities	76,146	44	91,732	—	167,922
Deferred income taxes	1,108	72	185,338	—	186,518

Total liabilities	2,195,526	4,133	503,409	—	2,703,068

Total members’ equity (deficit)	1,351,215	(11,443)	1,402,698	(1,391,255)	1,351,215

Total liabilities and members’ equity (deficit)	$3,546,741	$(7,310)	$1,906,107	$(1,391,255)	$4,054,283

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Fiscal Year Ended June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$4,716	$2,006,742	$—	$2,011,458
Costs and expenses:
Educational services	52,855	3,378	1,011,488	—	1,067,721
General and administrative	(68,794)	2,975	578,267	—	512,448
Depreciation and amortization	15,556	180	96,553	—	112,289

Total costs and expenses	(383)	6,533	1,686,308	—	1,692,458

Income before interest and income taxes	383	(1,817)	320,434	—	319,000
Interest expense, net	150,933	—	2,636	—	153,569
Equity in earnings of subsidiaries	(199,109)	—	—	199,109	—

Income (loss) before income taxes	48,559	(1,817)	317,798	(199,109)	165,431
Provision for (benefit from) income taxes	(55,684)	(672)	117,544	—	61,188

Net income (loss)	$104,243	$(1,145)	$200,254	$(199,109)	$104,243

CONSOLIDATED STATEMENT OF OPERATIONS

For the Fiscal Year Ended June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$10,850	$1,673,308	$—	$1,684,158
Costs and expenses:
Educational services	36,077	8,192	856,990	—	901,259
General and administrative	(42,454)	6,719	454,789	—	419,054
Depreciation and amortization	9,622	—	90,650	—	100,272

Total costs and expenses	3,245	14,911	1,402,429	—	1,420,585

Income (loss) before interest and income taxes	(3,245)	(4,061)	270,879	—	263,573
Interest expense, net	153,874	—	3,850	—	157,724
Equity in earnings of subsidiaries	(160,752)	—	—	160,752	—

Income (loss) before income taxes	3,633	(4,061)	267,029	(160,752)	105,849
Provision for (benefit from) income taxes	(61,072)	(1,579)	103,795	—	41,144

Net income (loss)	$64,705	$(2,482)	$163,234	$(160,752)	$64,705

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Fiscal Year Ended June 30, 2007 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$1	$9,904	$1,353,785	$—	$1,363,690
Costs and expenses:
Educational services	29,909	6,819	693,155	—	729,883
General and administrative	(46,653)	9,311	352,210	—	314,868
Depreciation and amortization	7,949	—	82,616	—	90,565

Total costs and expenses	(8,795)	16,130	1,127,981	—	1,135,316

Income (loss) before interest and income taxes	8,796	(6,226)	225,804	—	228,374
Interest expense, net	166,310	2	2,741	—	169,053
Equity in earnings of subsidiaries	(117,674)	—	—	117,674	—

Income (loss) before income taxes	(39,840)	(6,228)	223,063	(117,674)	59,321
Provision for (benefit from) income taxes	(72,033)	(2,848)	102,009	—	27,128

Net income (loss)	$32,193	$(3,380)	$121,054	$(117,674)	$32,193

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Fiscal Year Ended June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows provided by (used in) operations	$(26,524)	$(6,067)	$325,623		$293,032

Cash flows from investing activities
Expenditures for long-lived assets	(13,629)	(1,592)	(135,492)	—	(150,713)
Other investing activities	—	—	(22,382)	—	(22,382)

Net cash flows used in investing activities	(13,629)	(1,592)	(157,874)	—	(173,095)

Cash flows from financing activities
Net repayments of debt and other	(32,761)	(1)	(927)		(33,689)
Intercompany transactions	86,389	8,006	(94,395)		—

Net cash flows provided by (used in) financing activities	53,628	8,005	(95,322)	—	(33,689)

Effect of exchange rate changes on cash and cash equivalents	—	—	(718)	—	(718)

Increase in cash and cash equivalents	13,475	346	71,709	—	85,530
Beginning cash and cash equivalents	2,314	135	233,578	—	236,027

Ending cash and cash equivalents	$15,789	$481	$305,287	$—	$321,557

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fiscal Year Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash flow provided by (used in) operating activities	(49,045)	(1,985)	202,327	—	151,297

Cash flows from investing activities
Cash paid for property, equipment and curriculum development	(10,561)	(824)	(139,523)	—	(150,908)
Acquisition of subsidiaries, net of cash acquired	(1,947)	—	—	—	(1,947)
Other investing activities	—	—	(4,400)	—	(4,400)

Net cash flows used in investing activities	(12,508)	(824)	(143,923)	—	(157,255)

Cash flows from financing activities
Net repayments of debt	(7,460)	(5)	(1,069)	—	(8,534)
Intercompany transactions	13,384	2,825	(16,209)		—

Net cash flows used in financing activities	5,924	2,820	(17,278)	—	(8,534)

Effect of exchange rate changes on cash and cash equivalents	—	—	(204)	—	(204)

Increase (decrease) in cash and cash equivalents	(55,629)	11	40,922	—	(14,696)
Beginning cash and cash equivalents	57,943	124	192,656	—	250,723

Ending cash and cash equivalents	$2,314	$135	$233,578	$—	$236,027

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Fiscal Year Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash flow provided by (used in) operating activities	(13,354)	(6,362)	199,126	—	179,410

Cash flows from investing activities
Cash paid for property, equipment and curriculum development	(6,722)	(525)	(88,810)	—	(96,057)
Acquisition of subsidiaries, net of cash acquired	(8,543)	—	—	—	(8,543)
Other investing activities	(2,300)	—	(3,881)	—	(6,181)

Net cash flows used in investing activities	(17,565)	(525)	(92,691)	—	(110,781)

Cash flows from financing activities
Net repayments of debt	(78,911)	(9)	(1,066)	—	(79,986)
Intercompany transactions	163,053	7,236	(170,289)		—
Other financing activities	(298)	(386)	(149)	—	(833)

Net cash flows used in financing activities	83,844	6,841	(171,504)	—	(80,819)

Effect of exchange rate changes on cash and cash equivalents	—	—	(383)	—	(383)

Increase (decrease) in cash and cash equivalents	52,925	(46)	(65,452)	—	(12,573)
Beginning cash and cash equivalents	5,018	170	258,108	—	263,296

Ending cash and cash equivalents	$57,943	$124	$192,656	$—	$250,723

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUBSEQUENT EVENTS

In August 2009, the Company signed an agreement to increase capacity on its revolving credit facility from $322.5 million to $388.5 million and to add two letter of credit issuing banks. The addition of issuing banks increased amounts available for letters of credit from $175.0 million to $375.0 million. The agreement also outlines terms under which the revolving credit facility could be increased by up to another $54.0 million once EDMC completes a qualifying initial public offering under the terms of the senior credit facility.

SCHEDULE II

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Period	Expenses	Deductions	Period
	(Dollars in thousands)

Allowance accounts for:
Year ended June 30, 2007
Uncollectable accounts receivable	$35,392	$27,930	$25,320	$38,002
Estimated future loan losses	1,681	38	—	1,719
Deferred tax asset valuation allowance	11,626	7,493	—	19,119
Year ended June 30, 2008
Uncollectable accounts receivable	$38,002	$42,201	$27,933	$52,270
Estimated future loan losses	1,719	—	—	1,719
Deferred tax asset valuation allowance	19,119	3,358	—	22,477
Year ended June 30, 2009
Uncollectable accounts receivable	$52,270	$67,049	$35,628	$83,691
Estimated future loan losses	1,719	11,284	—	13,003
Deferred tax asset valuation allowance	22,477	1,066	4,696	18,847

SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly revenues and income fluctuate primarily as a result of the typical pattern of student enrollments. Student enrollment at The Art Institute’s has typically peaked in the fall (fiscal second quarter), when the majority of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter typically has the lowest enrollment due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs.

The following table sets forth our quarterly results for fiscal years ended June 30, 2009, 2008 and 2007.

	Quarter Ended
Fiscal 2007	September 30	December 31	March 31	June 30

Net revenues	$290,515	$358,786	$366,721	$347,668
Income before interest and income taxes	28,089	84,477	74,271	41,537
Income (loss) before income taxes	(15,900)	41,377	32,779	1,065
Net income (loss)	(9,747)	25,364	17,615	(1,039)

	Quarter Ended
Fiscal 2008	September 30	December 31	March 31	June 30

Net revenues	$361,333	$445,311	$461,164	$416,350
Income before interest and income taxes	31,291	95,024	91,615	45,643
Income (loss) before income taxes	(9,407)	55,210	52,119	7,927
Net income (loss)	(5,778)	33,824	30,981	5,678

	Quarter Ended
Fiscal 2009	September 30	December 31	March 31	June 30

Net revenues	$434,228	$522,218	$535,438	$519,574
Income before interest and income taxes	32,810	107,218	107,647	71,325
Income (loss) before income taxes	(5,510)	66,682	70,193	34,066
Net income (loss)	(3,407)	42,327	44,129	21,194

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed and summarized within the time periods specified in Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors, nominees for director and executive officers, including their ages as of July 31, 2009. All of our directors hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until their successors are duly elected and qualified. Executive officers serve at the request of the Board of Directors.

Name	Age	Position

Todd S. Nelson	50	Chief Executive Officer and Director
Robert A. Carroll	44	Senior Vice President — Chief Information Officer
Joseph A. Charlson	39	Senior Vice President — Strategic Operations
Anthony F. Digiovanni	59	Senior Vice President — Chief Marketing Officer
Danny D. Finuf	49	President, Brown Mackie Colleges
Anthony J. Guida	47	Senior Vice President — Regulatory Affairs and Strategic Development
John R. Kline	46	President, EDMC Online Higher Education
J. Devitt Kramer	45	Senior Vice President, General Counsel and Secretary
John M. Mazzoni	46	President, The Art Institutes
Stacey R. Sauchuk	49	Senior Vice President — Academic Programs and Student Affairs
John T. South, III	62	Senior Vice President, Chancellor, South University and Chairman of the Board of Directors of Argosy University
Craig D. Swenson	56	President, Argosy University
Roberta L. Troike	43	Senior Vice President — Human Resources
Edward H. West	43	President and Chief Financial Officer
Adrian M. Jones	45	Director
Jeffrey T. Leeds	53	Director
John R. McKernan, Jr.	61	Chairman of the Board of Directors
Leo F. Mullin	66	Director
Paul J. Salem	45	Director
Peter O. Wilde	41	Director

Todd S. Nelson has served as our Chief Executive Officer and a Director since February 2007. Mr. Nelson also served as our President from February 2007 to December 2008. Mr. Nelson worked as an independent consultant from January 2006 through January 2007 and for Apollo Group, Inc. from 1987 through January 2006. Mr. Nelson served in various roles with Apollo Group, Inc. and was appointed President in February 1998, Chief Executive Officer in August 2001 and Chairman of the 105 Board in June 2004. Mr. Nelson was a member of the faculty at the University of Nevada at Las Vegas from 1983 to 1984.

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

Joseph A. Charlson was hired as Senior Vice President — Strategic Marketing in February 2005, was appointed Chief Marketing Officer in August 2005 and became Senior Vice President — Strategic Operations in October 2008. Prior to joining us, Mr. Charlson was a Strategy Lead and then Senior Manager — Pharmacy at Target Corporation from July 2003 through February 2005, a management consultant with McKinsey & Company from August 2001 through July 2003 and President of United States Building Technology Inc. from January 1997 through January 2001.

Anthony F. Digiovanni was hired as Vice President of Marketing for The Art Institutes in October 2007 and became our Senior Vice President — Marketing and Admissions in October 2008. Prior to joining us, Mr. Digiovanni was President of ClassesUSA from October 2006 to August 2007. Mr. Digiovanni also served as President and Chief Operating Officer of Corinthian Colleges, Inc., a for-profit, publicly traded provider of post-secondary education, from November 2002 to April 2004. Prior to joining Corinthian, he served in a number of roles for Apollo Group, Inc., a for-profit, publicly traded provider of post-secondary education, from 1989 to 2002, including Executive Vice President of Apollo from March to September 2002, President of Apollo’s University of Phoenix Online from September 2000 to March 2002, and Executive Vice President for University of Phoenix, Inc. from 1998 to 2000.

Danny D. Finuf has served as President of Brown Mackie Colleges since July 2006. From July 2004 to July 2006, he served as Group Vice President for the Company. From September 2003 to July 2004, he served as Regional Vice President of the Central Region. From November 1995 to September 2003, he held the position of Campus President and Regional President for seven Brown Mackie College campuses. Prior to joining American Education Centers, which was acquired by Education Management Corporation in September 2003, from August 1990 to November 1995, Mr. Finuf was the Vice President of Administrative Services for Spartan College of Aeronautics in Tulsa, OK.

Anthony J. Guida has served as Senior Vice President — Regulatory Affairs and Strategic Development since March 2005. He was appointed Senior Vice President — Strategic Development in March 2003 after joining us in January 2002 as Vice President — Strategic Development. Mr. Guida served as the Chief Financial Officer and General Counsel of Pennsylvania Culinary Institute from September 1999 through December 2001 and was an attorney with Buchanan Ingersoll, a law firm based in Pittsburgh, PA from September 1986 through September 1999, being elected as a shareholder in 1994. Mr. Guida was appointed to the Advisory Committee on Student Financial Assistance by the Speaker of the United States House of Representatives in 2009 to serve a term that expires in September 2011. He also serves on the Board of Directors of the Career Colleges Association where he chairs the Federal Legislative Committee.

John R. Kline was appointed as President of EDMC Online Higher Education in July 2009 after joining us in April 2009 as Senior Vice President of Student Acquisition and Retention. Mr. Kline previously served as the Chief Executive Officer of Nelnet Enrollment Solutions, a division of Nelnet, Inc., a publicly traded provider of loans and services to post-secondary students, from October 2007 to April 2009. Mr. Kline also served in a number of positions for Apollo Group, Inc., a for- profit, publicly traded provider of post-secondary education, from 1996 to 2007, including Chief Administrative Officer from February 2006 to October 2007 and Senior Vice President of Operations and Finance for Apollo’s University of Phoenix Online from August 2002 to February 2006.

J. Devitt Kramer was appointed Senior Vice President, General Counsel and Secretary in July 2006 after serving as Vice President, Senior Counsel and Assistant Secretary from May 2004 through June 2005 and Vice President, Corporate Compliance from July 2005 to June 2006. Prior to joining us, Mr. Kramer served as the Senior Vice President, General Counsel and Secretary of Printcafe Software, Inc. from January 2000 through February 2004, was an attorney with Benesch, Friedlander, Coplan & Aronoff in Cleveland, Ohio from 1994 through 1999 and an accountant with Ernst & Young LLP from 1986 through 1992.

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

Craig D. Swenson was named President of Argosy University in September 2007. Prior to becoming President of Argosy University, Mr. Swenson was the Provost and Vice President of Academic Affairs at Western Governors University in Salt Lake City, UT from April 2006 to September 2007 and, prior to that, served for seven years as Provost and Senior VP for Academic Affairs for the University of Phoenix system where he also served as Senior Regional Vice President and a Vice President and Campus Director. Mr. Swenson started his professional career in marketing, public relations and advertising and, prior to becoming a full-time academician, was Vice President and Marketing Director for First Interstate Bank. Mr. Swenson is a member of the U.S. Army Education Committee and recently completed service as a member of the U.S. Secretary of Education’s National Advisory Council on Institutional Quality and Integrity (NACIQI).

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

Edward H. West became our President and Chief Financial Officer in December 2008. Mr. West previously served as our Executive Vice President and Chief Financial Officer from the consummation of the Transaction in June 2006 until December 2008. Mr. West is the former Chairman and Chief Executive Officer of ICG Commerce, a position he held from 2002 until 2006. Prior to joining ICG Commerce, Mr. West served as President and Chief Operating Officer from 2001 to 2002 and Chief Financial Officer from 2000 to 2001 of Internet Capital Group, Inc. Prior to joining Internet Capital Group, Inc., Mr. West was an employee of Delta Air Lines, Inc. from 1994 to 2000 and most recently served as its Executive Vice President and Chief Financial Officer.

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

John R. McKernan, Jr. is our Chairman of the Board of Directors. Mr. McKernan served as our Executive Chairman from February 2007 to December 2008 and our Chief Executive Officer from September 2003 until February 2007. Mr. McKernan joined us as our Vice Chairman and a member of the Board of Directors in June 1999. In March 2003, he became our President and served in that office until September 2003. Mr. McKernan is also a director of BorgWarner Inc., a publicly traded producer of engineered components and vehicle powertrain system applications, and served as Governor of the State of Maine from 1987 to 1995.

Leo F. Mullin retired as Chief Executive Officer of Delta Air Lines, Inc. in December 2003 and Chairman in April 2004, after having served as Chief Executive Officer of Delta Air Lines, Inc. since 1997 and Chairman since 1999. Mr. Mullin currently serves in a consultative capacity as a Senior Advisor, on a part-time basis, to Goldman

Sachs Capital Partners. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Mr. Mullin is also a director of Cooper Standard Holdings Inc., Hawker Beechcraft Corporation, Johnson & Johnson and ACE Limited, a provider of insurance and reinsurance services. He serves as Chairman of the Board of the Juvenile Diabetes Research Foundation and is a member of The Business Council.

Paul J. Salem is a Senior Managing Director and a co-founder of Providence Equity Partners. Prior to joining Providence Equity Partners in 1992, Mr. Salem worked for Morgan Stanley & Co. in corporate finance and mergers and acquisitions. Prior to that time, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included leveraged buyout transactions and helping to establish Prudential’s European investment office. Mr. Salem is also a director of Asurion Corp. and NexTag, Inc.

Peter O. Wilde is a Managing Director of Providence Equity Partners. Prior to joining Providence Equity Partners in 2002, Mr. Wilde was a General Partner at BCI Partners, where he began his career in private equity investing in 1992. Mr. Wilde is also a director of Asurion Corp., Decision Resources, Inc., Jones and Bartlett Publishers, Kerasotes Theatres, Inc., and Survey Sampling International LLC and is chairman of Study Island.

Providence Equity Partners and Goldman Sachs Capital Partners each have the right to appoint two representatives and Leeds Equity Partners has the right to appoint one representative to our Board of Directors under the terms of our Shareholders Agreement.

In October 2004, Apollo Group, Inc. and certain of its then current executive officers, including Todd S. Nelson, our Chief Executive Officer and a Director, were named as defendants in three civil lawsuits in the U.S. District Court for the District of Arizona alleging violations of Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, as amended, later consolidated as In re Apollo Group, Inc. Securities Litigation. In August 2008, the District Court entered judgment in favor of all of the defendants, including Mr. Nelson, overturning a previous jury verdict in favor of the plaintiffs. The plaintiffs have appealed the judgment.

In addition, in November 2006, Apollo Group, Inc. and certain of its current and former directors and officers, including Mr. Nelson, were named as defendants in a class action lawsuit in the U.S. District Court for the District of Arizona entitled Teamsters Local 617 Pension and Welfare Funds v. Apollo Group, Inc. et al. The plaintiffs asserted violations of Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended, and of Rule 10b-5 thereunder, as well as state law claims for breach of fiduciary duty and civil conspiracy. Plaintiffs based those claims on alleged misrepresentations concerning Apollo Group, Inc.’s stock option granting policies and practices and related accounting. In March 2009, the District Court dismissed the state law claims, but denied motions to dismiss the remaining claims against certain of the defendants, including Mr. Nelson. Discovery has not yet begun in this case.

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

Compensation Discussion and Analysis

Overview

The Company is a wholly-owned subsidiary of Education Management Holdings LLC, which is wholly owned by Education Management Corporation. Representatives from the Principal Shareholders negotiated compensation arrangements with our Chief Executive Officer, our Chief Financial Officer and our four other most highly compensated executive officers, whom we collectively refer to as our named executive officers (“Named Executive Officers”), and the overall amounts and mix of compensation paid to these executive officers reflects negotiations between these executive officers and the Principal Shareholders.

Compensation Objectives

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results; and

•	to further align the interests of executive officers with those of EDMC’s shareholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to shareholder value and overall performance.

Our compensation program for senior executives, including the Named Executive Officers, is designed to reward Company and individual performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance”. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at each individual’s contributions to our overall results, and our operating and financial performance compared with the targeted goals.

Mix of Compensation Elements

Our executive compensation during fiscal 2009 consisted of base salary, cash bonuses, grants under long-term incentive plans, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly affect decisions regarding other compensation elements. For example, an increase to the base salary of a Named Executive Officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

We believe that together all of our compensation components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create shareholder value. We believe that each of our compensation components is critical in achieving this goal. Base salaries provide executives with a base level of monthly income and security. Annual cash bonuses motivate executives to drive our financial performance. Long-term equity incentive awards link the interests of our executives with EDMC’s shareholders, which motivates our executives to create shareholder value.

In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements.

Role of Outside Compensation Consultants

In anticipation of a proposed initial public offering of common stock by Education Management Corporation, the Board of Directors of EDMC retained Frederic W. Cook & Co., Inc. (“F.W. Cook”) as its independent compensation consultant to conduct a review of the Company’s compensation programs for executive officers and non-employee directors. In connection with the preparation of its report, F.W. Cook conducted a review of total compensation for executives and non-employee directors relative to the compensation levels and practices for a group of industry-relevant and size-relevant peer companies. The peer companies were Apollo Group Inc., Career Education Corp., Corinthian Colleges Inc., DeVry, Inc., Fiserv Inc., Interstate Hotels & Resorts Inc., ITT Educational Services Inc., Scholastic Corporation, Washington Post Company, John Wiley And Sons, Inc. and Wyndham Worldwide Corporation. F.W. Cook’s report was presented to the EDMC Board of Directors in April 2009. Findings included a relative assessment of our pay levels versus our peer company levels, as well as alternatives to consider regarding changes in the design of our executive and director compensation programs for 2009 and future years. The Board of Directors did not use the F.W. Cook report to establish compensation for our executive officers but rather as a reference point when determining the reasonableness of the total compensation as compared to other peer companies. Once the EDMC Board of Directors forms a compensation committee in connection with the completion of the planned initial public offering, the committee may ask F.W. Cook to provide other services relating to the Company’s executive and director compensation that may arise in fiscal 2010 and future years. F.W. Cook has not and will not, without prior approval of the compensation committee, provide any other services for the Company’s management or directors.

We have also retained Towers Perrin to review our Incentive Compensation Plan (“MICP”) for fiscal 2010. Participants in our MICP receive bonuses that are paid based on the attainment of corporate and individual goals and objectives. Currently corporate officers and executive committee members at our schools participate in the MICP each year. Towers Perrin is reviewing the target bonus percentages for participants in the MICP, employees who are eligible to participate in the MICP, and the goals included in the MICP each year to better align the MICP with our business plan and objectives. We anticipate that management will consider the proposals presented by Towers Perrin in September 2009 and present them to the EDMC Board of Directors for approval thereafter. We also anticipate engaging Towers Perrin to propose a revised long-term incentive compensation plan which would become effective after the completion of EDMC’s proposed initial public offering.

F.W. Cook does not provide any services to our management, and does not provide any services to us, other than with respect to its role as the executive compensation consultant to the EDMC Board of Directors, which retained F.W. Cook based on their experience and expertise.

Base Salary

We determine base salaries for all of our Named Executive Officers by reviewing the individual’s performance, the value each Named Executive Officer brings to us and general labor market conditions. Elements of individual performance considered, among others, without any specific weighting given to each element, were business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, motivation, communication, experience, expected future contributions to the Company, future potential, difficulty of replacement and accountability within the Company. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. Based on the benchmarking included in the F.W. Cook report, we believe that the total compensation paid to our executive officers, including the base salary, is reasonable. No element of compensation for our Named Executive Officers was set or adjusted based on compensation data regarding the compensation practices of other companies.

The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of the Company and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named

Executive Officer’s responsibilities during the year. For example, Mr. West received a salary increase in December 2008 based on his promotion to President and Chief Financial Officer from Executive Vice President and Chief Financial Officer. Our Board of Directors reviews the relative internal compensation relationships among the Named Executive Officers, based principally on each executive’s level of responsibilities, individual performance and future potential. While the Board monitors these pay relationships, it does not target any specific pay ratios.

Cash Bonuses

We provide annual incentives to our executive officers and other key employees in the form of cash bonuses to align executive officer pay with overall company financial performance and to promote achievement of both corporate and individual performance goals. These bonuses are granted pursuant to our MICP, which provides that bonuses are to be paid based on the attainment of corporate and individual goals and objectives. At the beginning of each fiscal year, the Board of Directors establishes target bonuses as a percentage of each eligible employee’s annual salary. For our executive officers, these target bonus percentages are based on their respective employment agreements. The terms of the employment agreements with our Named Executive Officers, including the target bonus percentages under the MICP, were the product of extensive negotiations with the Sponsors. For fiscal 2009, the target percentages of base salary for each of our Named Executive Officers were as follows: Messrs. McKernan, Nelson and West 125%, Mr. Mazzoni 90%, Mr. South 80% and Mr. Weiss 100%.

The amount of bonuses paid under the MICP is determined based on our performance against specific financial and operational targets established by the Board of Directors at the beginning of each year and, for some employees, specific projects established at the beginning of the year by a participant’s supervisor and approved by the President of an education system, President of our online higher education group or corporate services functional head, as applicable based on the participant’s position. For example, Mr. Mazzoni approves all projects for MICP participants in The Art Institutes education system after approval by the participant’s supervisor. None of Named Executive Officers had a specific project in fiscal 2009. From time to time, our Board of Directors approves adjustments to financial results under generally accepted accounting principles for unusual events and revisions to our operating plan which may occur during the fiscal year for purposes of computing the percentage by which a target is satisfied. For fiscal 2009, the financial and operational targets and their respective weighting were as follows:

Financial/Operational Metric	Weighting

Earnings before interest, depreciation, taxes and amortization (“EBITDA”)	60% for all non-Argosy University participants; 70% for Argosy University participants
Revenue/Other Financial Metric/Specific Project	20%
Persistence	10%
Average Starting Salary	5% for all non-Argosy University participants
Job Placement Rate	5% for all non-Argosy University participants

We apply an adjustment factor to each financial and operational factor based on actual performance when measured against the target. We believe that the minimum level of performance for meeting the financial targets in any given year should not be easily achievable and typically would not be achieved in every case. As for the maximum level or greater payout, we believe that this level of performance would typically be achieved less often than the minimum target level of performance. This uncertainty ensures that any payments under the MICP are truly performance-based, consistent with the plan’s objectives. However, we recognize that the likelihood of achieving either level of performance for any given year may be different, and we believe that the bonus amount paid should be appropriate for the performance level achieved. For fiscal 2009, the adjustment percentages along with the maximum and minimum thresholds for each financial and operational metric were as follows:

Financial/Operational Metric	Adjustment Percentage	Maximum and Minimum Thresholds

EBITDA	4% increase or decrease for each 1% above or below plan	115.75% (or 113.75% for Argosy University employees) and 75%, respectively.
Net revenues/Other Financial Metric/Specific Project	For net revenues and other financial metrics, 4% increase or decrease for each 1% above or below plan unless specific adjustment defined for other financial metric. For specific projects, 150% for early/exceeded, 125% for early/met, 100% for on time/met, 75% for incomplete	For net revenues and other financial metrics, 112.5% and 75%, respectively. For specific projects, 150% and 75%, respectively.
Persistence	4% increase or decrease for each 1% above or below plan	102.5% and 96%, respectively.
Average Starting Salary	4% increase or decrease for each 1% above or below plan	102.5% and 96%, respectively.
Job Placement Rate	4% increase or decrease for each 1% above or below plan	102.5% and 96%, respectively.

The financial and operational results used to determine payments to participants in the MICP depend on the position within our organization held by each participant. In fiscal 2009, these positions and the related allocations were as follows:

Position Classification	Results Used for MICP Calculation

Executive officers not responsible for an education system or online higher education	100% from our overall results
Executive officers responsible for an education system or online higher education	75% from education system or online results and 25% from our overall results
Participants responsible for a region within an education system	75% from region results and 25% from education system results
Executive committee members at an education system	100% from education system results
Participants at a campus or online higher education	100% from campus or online higher education
Other corporate officers	100% from our overall results

Bonuses under the MICP may not exceed 150% of an employee’s target bonus, provided that the Board of Directors has the discretion to increase or decrease a bonus computed under the terms of the MICP by up to 20% of the amount otherwise payable under the plan. The bonuses paid to our Named Executive Officers in fiscal 2009 under the MICP were as follows:

•	Corporate Executives. The bonuses paid to Messrs. McKernan, Nelson and West were based on our overall financial and operating results because none of the executives is responsible for a specific education system. Our performance against the company-wide financial and operational targets during fiscal 2009 was as follows: (i) EBITDA achieved 114.0% of the target of $417.5 million; (ii) net revenues achieved 99.0% of the target of $2,032.0 million; (iii) persistence achieved 99.9% of the target of 66.5%; (iv) average starting salary achieved 102.2% of the target of $29,600; and (v) the job placement rate achieved 99.7% of the target of 87.7%. For fiscal 2009, Messrs. McKernan, Nelson and West were paid bonuses under the MICP in the amounts of $594,018, $1,188,036 and $1,000,432, respectively. These amounts were determined based on our overall performance against the MICP financial and operational targets and a 20% discretionary bonus for Messrs. Nelson and West, which was approved by our Board of Directors.

•	John M. Mazzoni. As the President of The Art Institutes education system, Mr. Mazzoni receives 75% of his bonus based on the financial and operational results of The Art Institutes and 25% based on our overall company results. In fiscal 2009, The Art Institutes’ performance against its financial and operational targets was as follows: (i) EBITDA achieved 110.0% of the target of $344.6 million; (ii) net revenues achieved 99.1% of the target of $1,251.5 million; (iii) persistence achieved 98.2% of the target of 70.4%; (iv) average starting salary achieved 100.1% of the target of $29,900; and (v) the job placement rate achieved 99.1% of the target of 87.5%. For fiscal 2009, Mr. Mazzoni received a bonus under the MICP of $447,145 based on the results of the Company on an overall basis and The Art Institutes education system and a 20% discretionary bonus approved by our Board of Directors.

•	John T. South, III. As Chancellor of South University, Mr. South receives 75% of his bonus based on the financial and operational results of South University and 25% based on our overall company results. In fiscal 2009, South University’s performance against its financial and operational targets was as follows: (i) EBITDA achieved 118.2% of the target of $25.1 million; (ii) net revenues achieved 100.9% of the target of $81.1 million; (iii) persistence achieved 99.7% of the target of 62.7%; (iv) average starting salary achieved 117.3% of the target of $35,867; and (v) the job placement rate achieved 101.8% of the target of 89.0%. For fiscal 2009, Mr. South received a bonus under the MICP of $394,159 based on the results of the Company on an overall basis and the South University education system and a 10% discretionary bonus approved by our Board of Directors.

•	Stephen J. Weiss. Mr. Weiss was the President of EDMC Online Higher Education through July 2009. In connection with the severance which he received in connection with his resignation, we agreed to pay him 150% of his MICP target bonus, or $496,500, based on the performance of EDMC Online Higher Education in fiscal 2009.

Long-Term Incentive Plans

Our Board of Directors believes that equity-based compensation awards foster and promote our long-term financial success by linking the interests of our executive management team with EDMC’s shareholders. The Board also believes that increasing the personal equity stake of our executive officers in our continued success and growth can potentially materially increase shareholder value. Equity-based compensation awards also enable us to attract and retain the services of an outstanding management team, upon which the success of our operations are largely dependent. Options to purchase EDMC’s common stock are the primary equity compensation vehicle we utilize, as the Board of Directors believes the award of options align the interests of these individuals with the interests of EDMC’s shareholders and EDMC’s growth in real value over the long-term, as the benefits of these awards are enhanced with an appreciation of the price of EDMC’s common stock.

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

Performance-based options vest upon the attainment of specified returns on invested capital in EDMC by the private equity funds affiliated with the Principal Shareholders that invested in EDMC in connection with the Transaction. More specifically, performance-based options generally vest in 20% increments upon the Principal Shareholders’ realizing, through one or more “Realization Events”, multiples of their invested capital of two, two and a half, three, three and a half, and four. A minimum realized return multiple of two is required for any of the options to vest and all options vest if a return multiple of four is realized. For these purposes a “Realization Event” is any event or transaction (i) in which the Principal Shareholders receive cash or marketable securities in respect of their interest in shares of EDMC’s common stock, including by means of a sale, exchange or other disposition of their interests in shares of EDMC’s common stock (other than transfers by members of the Principal Shareholders to or among their respective affiliates) or dividends or other distributions from EDMC to its shareholders or (ii) the first day after (a) the Principal Shareholders cease to own in the aggregate at least 30% of EDMC’s outstanding voting securities, measured by voting power, and (b) the Principal Shareholders have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. We granted these performance-based options to align even more closely the interests of our employees with those of EDMC’s shareholders by tying the vesting of those options to the realization of target equity values by the Principal Shareholders. Because these options will not vest unless the Principal Shareholders receive certain multiples on their original investment, this drives our Named Executive Officers to increase our financial performance and stock value and liquidity, which benefits all of EDMC’s shareholders, not just the Principal Shareholders.

Both the time-based and performance-based grants are subject to conditions under SFAS No. 123R that define certain events that must occur in order for the participants to receive fair market value for their options. Prior to the consummation of EDMC’s proposed initial public offering, EDMC will adopt an Omnibus Plan (as defined below) under which all future awards of stock options will be made. Accordingly, we anticipate that no further awards will be made under the 2006 Stock Option Plan. Awards that are outstanding under the 2006 Stock Option Plan as of the effective date of the Omnibus Plan will not be terminated, but instead will remain outstanding and will be administered under the terms of the 2006 Stock Option Plan.

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

LTIC Plan.  EDMC adopted a LTIC Plan in December 2006. We implemented the LTIC Plan principally to serve as another tool to align the interests of our employees with the interests of EDMC’s shareholders by motivating them to increase share value by giving them the opportunity to benefit if EDMC’s stock price rises, which increased share value is also the primary interest of EDMC’s shareholders. Pursuant to the terms of the LTIC Plan, a bonus pool will be created after the occurrence of a “Realization Event” based on returns to the Principal Shareholders in excess of their initial investment in EDMC. The size of the bonus pool can generally range from $2 million to $21 million, based on the Principal Shareholders realizing from two times their initial investment to four times their initial investment, provided that if the return realized by the Principal Shareholders exceeds four times their initial investment, the bonus pool will equal the product of 0.0075 and the aggregate proceeds in excess of the total capital invested in shares of EDMC’s common stock by all EDMC shareholders. The amount of the bonus pool that an employee will be entitled to receive will be determined by multiplying the amount of the bonus pool by a fraction, the numerator of which is the total number of units held by the employee and the denominator of which is 1,000,000. Payments by us to the LTIC Plan will be in cash or, at the election of EDMC’s Board of Directors after the completion of an initial public offering, shares of EDMC’s common stock. For purposes of the LTIC Plan, a “Realization Event” is the first day after (a) certain private equity funds affiliated with the Principal Shareholders cease to own in the aggregate at least 30% of EDMC’s outstanding voting securities, measured by voting power, and (b) the Principal Shareholders have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. None of our executive officers participated in the LTIC Plan during fiscal 2009.

Omnibus Long-Term Incentive Plan.  EDMC intends to adopt the Education Management Corporation Omnibus Long-Term Incentive Plan, which we refer to as the Omnibus Plan, prior to consummation of its planned initial public offering. The Board believes that EDMC’s current plans have been effective in attracting and retaining key talent and in aligning the long-term interests of plan participants with those of EDMC’s shareholders. The Board also believes that administering all future stock and other equity-based awards under a single plan will increase the efficiency and effectiveness of our long-term incentive programs, reduce administrative and regulatory costs, and allow greater transparency with respect to our equity compensation practices. In addition to consolidating future grants of all of EDMC’s equity awards under one plan, the other purposes of the Omnibus Plan and awards thereunder are to motivate our executives to:

•	act in a manner that benefits the Company’s long-term performance;

•	further align their interests with that of other shareholders;

•	focus on return on capital; and

•	remain with the Company long-term.

By adding additional forms of awards eligible for grant, the Omnibus Plan will allow us more flexibility in structuring awards best designed to accomplish the above objectives. The Omnibus Plan will also enable us to offer more competitive total compensation packages to our executives and to better link executive compensation to our financial and business results.

The Omnibus Plan will make available to us other forms of equity awards that were not previously available under our 2006 Stock Option Plan or LTIC Plan. These other awards will include stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”). In addition to stock options, which EDMC has granted in the past, these types of long-term incentive awards were selected to provide the flexibility to create a program that addresses different aspects of long-term performance — stock price appreciation and solid financial performance. In general, stock options and SARS provide actual economic value to the holder if the price of EDMC’s stock has increased from the grant date at the time the option is exercised. In contrast, restricted stock and RSUs generally convert to shares when they vest, so they will have a gross value at that time equal to the then-current market value. While stock options and SARs motivate executive officers by allowing them to benefit from upside stock appreciation, restricted stock and RSUs assist the company in retaining executive officers because they will have value even if EDMC’s stock price declines or stays flat.

As a result of our adoption of the Omnibus Plan, the 2006 Stock Option Plan will be frozen such that no further awards will be made under such plan, although the 2006 Option Plan will remain in existence as a separate plan. Awards that are outstanding under the 2006 Stock Option Plan as of the effective date of the Omnibus Plan will not be terminated, but instead will remain outstanding and will be administered under the terms of the existing 2006 Stock Option Plan.

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

Compensation Committee Interlocks and Insider Participation

Because our equity is not publicly traded, we do not have a compensation committee. Our Board is composed of seven directors, two of whom were officers of the Company during the past fiscal year, all of whom participated in deliberations concerning executive officer compensation during fiscal 2009 except that Mr. Nelson and

Mr. McKernan did not participate in the consideration of their respective compensation. There are no interlocking relationships requiring disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Compensation Committee Report

As the Company does not have a Compensation Committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Board of Directors has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,
John R. McKernan, Jr.
Todd S. Nelson
Adrian M. Jones
Jeffrey T. Leeds
Leo F. Mullin
Paul J. Salem
Peter O. Wilde

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Company’s Named Executive Officers for the fiscal years ended June 30, 2009, 2008 and 2007.

								Change in
								Pension
								Value and
							Non-Equity	Non-Qualified
						Option	Incentive	Deferred
	Fiscal				Stock	Award(s)	Plan	Compensation	All Other
	Year	Salary	Bonus(1)		Award	(2)	Payments	Earnings	Compensation		Total

John R. McKernan, Jr.	2009	$355,480	$—		—	—	$594,018	—	$57,516	(3)	$1,007,014
Chairman(4)	2008	463,472	136,639		—	—	683,197	—	69,560		1,352,868
	2007	553,466	157,059		—	—	785,297	—	60,254		1,556,076
Todd S. Nelson	2009	589,600	198,006		—	—	990,030	—	35,360	(5)	1,812,996
Chief Executive Officer(6)	2008	568,192	170,799		—	—	853,996	—	82,794		1,675,781
	2007	177,692	65,442		—	—	327,208	—	31,838		602,180
Edward H. West	2009	494,590	166,739		—	—	833,693	—	56,780	(7)	1,551,802
President and	2008	464,192	139,745		—	—	698,724	—	108,909		1,411,570
Chief Financial Officer(6)	2007	450,000	128,503		—	—	642,516	—	56,970		1,277,989
John M. Mazzoni	2009	326,615	74,524		—	—	372,621	—	32,392	(8)	806,152
President, The Art Institutes	2008	309,462	72,878		—	—	364,092	—	30,896		777,328
	2007	297,061	60,507		—	—	302,535	—	25,173		685,276
John T. South, III	2009	322,000	35,833		—	—	358,326	—	38,180	(9)	754,339
Senior Vice President, Chancellor	2008	309,462	28,794		—	—	287,939	—	13,912		640,107
South University and Chairman,	2007	296,885	40,382		—	—	323,055	—	37,891		698,213
Argosy University Board of Trustees
Stephen J. Weiss	2009	326,615	496,500	(10)	—	—	—	—	30,278	(11)	853,393
President, EDMC Online	2008	308,262	67,220		—	—	336,102	—	34,944		746,528
Higher Education(10)	2007	294,185	33,807		—	—	416,193	—	20,201		764,386

(1)	Amounts in this column represent discretionary bonuses paid under the MICP.

(2)	The Company did not record any expense for options under SFAS No. 123R during fiscal 2009, due to restrictions on option holders’ ability to receive value on their stock option grants until certain performance conditions are achieved. If we had recorded option expense under SFAS No. 123R, we would have recorded expense for the time-vested options of $890,498 for Mr. McKernan, $1,834,621 for Mr. Nelson, $442,778 for Mr. West, $221,154 for Mr. Mazzoni and $916,237 for Mr. Weiss. A description of the Company’s analysis of SFAS No. 123R expense is set forth in Note 10 to the accompanying audited consolidated financial statements.

(3)	Represents the Company’s match to Mr. McKernan’s 401(k) contribution ($10,223), the amount paid to the Company’s Deferred Compensation Plan on Mr. McKernan’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($42,714), compensation for declining the Company’s health insurance benefit program and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. McKernan.

(4)	Effective January 1, 2009, Mr. McKernan became non-executive Chairman. He served as Executive Chairman from March 2007 through December 2008.

(5)	Represents the reimbursement of travel to and from Pittsburgh, Pennsylvania ($34,374) including a tax gross-up of 35% on the amount reimbursed and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Nelson.

(6)	Effective January 1, 2009, Mr. West was appointed President and Chief Financial Officer, with Mr. Nelson remaining as Chief Executive Officer.

(7)	Represents the Company’s match to Mr. West’s 401(k) contribution ($7,582), the amount paid to the Company’s Deferred Compensation Plan on Mr. West’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($48,668), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. West.

(8)	Represents the Company’s match to Mr. Mazzoni’s 401(k) contribution ($7,472), the amount paid to the Company’s Deferred Compensation Plan on Mr. Mazzoni’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($23,584), the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Mazzoni and the amount contributed by Mr. Mazzoni to our flexible spending account for medical expenses not covered by our benefits policy.

(9)	Represents the Company’s match to Mr. South’s 401(k) contribution ($10,392), the amount paid to the Company’s Deferred Compensation Plan on Mr. South’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($18,091), the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. South and the reimbursement for membership of several social clubs and business organizations.

(10)	Mr. Weiss announced his resignation as President of EDMC Online Higher Education in June 2009. In connection with his resignation, we agreed to pay him 150% of his MICP target bonus for fiscal 2009.

(11)	Includes the Company’s match to Mr. Weiss’ 401(k) contribution ($7,467), the amount paid to the Company’s Deferred Compensation Plan on Mr. Weiss’s behalf due to a limitation on the Company’s match to the 401(k) plan under Internal Revenue Code limitations ($22,016), and the dollar value of life insurance premiums we paid with respect to term life insurance for the benefit of Mr. Weiss.

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold(2)	Target(3)		Maximum(4)

John R. McKernan, Jr.	N/A	N/A	$446,160		$669,240
Todd S. Nelson	N/A	N/A	743,600		1,115,400
Edward H. West	N/A	N/A	626,177	(5)	939,266
John M. Mazzoni	N/A	N/A	297,900		446,850
John T. South, III	N/A	N/A	260,000		390,000
Stephen J. Weiss	N/A	N/A	331,000		496,500

(1)	Information in this table shows the “target” and “maximum” possible payouts that could have been achieved for the Named Executive Officers under the MICP for fiscal 2009. For actual payments made under the MICP for fiscal 2009, see the columns of the Summary Compensation Table titled “Bonus” and “Non-Equity Incentive Plan Payments” and related footnotes.

(2)	There is no “threshold” under the MICP.

(3)	The “target” payouts under the MICP are expressed as percentages of base salary. For fiscal 2009, target percentages of base salary for each of our Named Executive Officers were as follows: Messrs. McKernan, Nelson and West 125%, Mr. Mazzoni 90%, Mr. South 80% and Mr. Weiss 100%.

(4)	The “maximum” payout for any MICP participant is 150% of the participant’s target bonus plus a 20% discretionary bonus, which is considered to be a non-equity incentive plan award and is consequently not shown in this column.

(5)	MICP target adjusted for Mr. West’s salary increase from $486,720 to $511,100 in December 2008 when he was appointed as President and Chief Financial Officer.

Employment Agreements

We have entered into employment agreements with all our executive officers and certain other senior managers. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control. In addition, under the terms of the option awards made to executives, accelerated vesting of options occurs if a change of control takes place or due to certain other termination events. These arrangements and potential postemployment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

McKernan Employment Agreement.  Effective as of June 1, 2006, we entered into an employment agreement with Mr. McKernan, which was modified on February 13, 2007 and June 28, 2007 (the “McKernan Agreement”). The McKernan Agreement cancelled and superseded Mr. McKernan’s prior employment agreement, dated as of August 5, 2003. Mr. McKernan became our Executive Chairman in February 2007 when Mr. Nelson was hired as Chief Executive Officer and President. Effective January 1, 2009, Mr. McKernan became our non-executive Chairman. The McKernan Agreement provides that Mr. McKernan will receive an annual salary of $550,000, subject to review and discretionary increases by the Board of Directors, a target bonus of 125% of his annual salary and other employee benefits under the various benefit plans and programs we maintain for our employees. As of December 31, 2007, a “transition event” occurred under the McKernan Agreement and Mr. McKernan’s annual salary was decreased by 40% and he forfeited 40% of his nonvested stock options. Mr. McKernan will decrease his hours worked on behalf of the Company now that the transition event occurred and will be permitted to undertake other engagements that do not interfere with his obligations to the Company.

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

If Mr. McKernan is terminated during his term other than for cause (as defined in the McKernan Agreement), or by Mr. McKernan for good reason, Mr. McKernan is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is within the first two year period, or if it is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan) the sum of his base salary plus the target annual bonus, and (ii) a prorata annual bonus based on his target annual bonus. “Good reason”, as that term is used above, includes (a) any material diminution of authorities, titles or offices, (b) any change in the reporting structure such that Mr. McKernan reports to someone other than the Board of Directors, (c) a relocation of primary place of employment by more than 50 miles, (d) a material breach of ours of any material obligation to Mr. McKernan, and (e) any failure of ours to obtain the assumption in writing of its obligation to perform the McKernan Agreement by any successor following any merger, consolidation, sale or similar transaction, except where the assumption occurs by operation of law. Mr. McKernan’s transition to non-executive chairman did not constitute good reason under his employment agreement.

The McKernan Agreement contains non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of twenty-four months following termination of employment. Mr. McKernan also purchased $3,000,000 of EDMC’s common stock pursuant to a purchase agreement with the Principal Shareholders.

Nelson Employment Agreement.  On February 8, 2007, we entered into an employment agreement (the “Nelson Agreement”) with Mr. Nelson. The Nelson Agreement is for a term of three years ending on February 20, 2010 and is subject at the end of that initial term to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 180 days prior to the end of the applicable term. Under the terms the agreement, Mr. Nelson receives a base salary of $550,000 and a target bonus of 125% of his base salary. The salary and target bonus percentages will be reviewed annually and may be adjusted upward by the Board of Directors. Mr. Nelson will also receive other employee benefits under the various benefit plans and programs the Company maintains for its employees.

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

Upon the termination of Mr. Nelson’s employment for any reason, Mr. Nelson will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. Nelson is terminated during the term of the Nelson Agreement other than for cause, or if Mr. Nelson terminates his employment for good reason, Mr. Nelson is entitled to a lump sum severance payment equal to (i) 1.5 times the sum of his annual base salary plus his target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. In the event that such termination without cause or for good reason is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan, the lump sum paid to Mr. Nelson will equal (y) 3.0 times the sum of his base salary plus the target annual bonus, and (z) a pro-rated annual bonus based on his target annual bonus. “Good reason”, as that term is used above, generally includes (a) any material diminution in Mr. Nelson’s responsibilities or titles, or the assignment to him of duties that materially impair his ability to perform the duties normally assigned to an executive in his role at a corporation of the size and nature of the Company; (b) any change in the reporting structure so that Mr. Nelson does not report to the Board of Directors; (c) any relocation of the Company’s principal office to a location more than fifty (50) miles from Pittsburgh, Pennsylvania following Mr. Nelson’s relocation to the metropolitan Pittsburgh area; (d) a material breach by the Company of any material obligation to Mr. Nelson; or (e) any failure by the Company to obtain the assumption in writing of its obligations to perform the Company’s obligations under the Nelson Agreement. If the Company terminates the agreement effective upon expiration of the term with timely notice to Mr. Nelson, and Mr. Nelson elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the Nelson Agreement.

The Nelson Agreement also includes non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of 12 months following termination of employment while the non-solicitation period continues for 24 months following termination of employment. Mr. Nelson purchased $10,000,000 of EDMC’s common stock pursuant to the Nelson Agreement. We also agreed to reimburse Mr. Nelson for housing in Pittsburgh, Pennsylvania and periodic round trips to Phoenix, Arizona and Salt Lake City, Utah through June 2010.

West Employment Agreement.  Effective as of June 1, 2006, we entered into an employment agreement with Mr. West (the “West Agreement”). The West Agreement was for an initial term of three years ending on June 1,

2009 and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 180 days prior to any renewal date. Mr. West currently receives a base salary a an annual rate of $450,000, which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus of 125% of his annual salary and other employee benefits under the various benefit plans and programs we maintain for our employees.

Mr. West also purchased $500,000 of EDMC’s common stock pursuant to a purchase agreement with the Principal Shareholders.

We may terminate the West Agreement with or without cause and Mr. West may resign in each case, other than a termination for cause, upon 30 days advance written notice to the other party. Under the West Agreement, cause means (i) Mr. West’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) Mr. West is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a disdemeanor involving moral turpitude; (iii) in carrying out his duties under the West Agreement, Mr. West engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) Mr. West willfully and materially breaches (x) the restrictive covenants described in the West Agreement or (y) certain material written policies of EDMC, as in effect on the Effective Date.

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

Other Executive Employment Agreements.  The employment agreements with Messrs. Mazzoni, South and Weiss include the following terms:

•	A three-year term commencing December 7, 2006, with one-year automatic renewals unless terminated on 180 days advance notice, provided that if we terminate the agreement effective upon expiration of the term with timely notice to executive, and the executive elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the employment agreement;

•	An annual base salary which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus based on a percentage of the executive’s annual salary;

•	Employee benefits under the various benefit plans and programs we maintain for our employees;

•	Participation in the EDMC stock option plan;

•	Monthly salary and bonus payments for 12 months (18 months in the case of Mr. Weiss) upon a termination without “cause” or a resignation for “good reason”, provided that the period of monthly payments increases to two years if the termination without cause or resignation for good reason if the date of termination is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan;

•	Cause means (i) the individual’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) the individual is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) the individual engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) the individual willfully and materially breaches (x) the restrictive covenants described in his respective agreement or (y) certain material written policies, as in effect on the Effective Date;

•	Good reason means the occurrence of any of the following events without either the individual’s prior written consent or full cure within 30 days after he gives written notice to us describing the event and requesting cure: (i) the reassignment to the individual to a position that is not a corporate officer level position or the assignment to the individual of duties that are not consistent with such corporate officer level position; (ii) any relocation of the individual’s principal place of employment; (iii) any material breach by us or any of our affiliates of any material obligation to the individual; (iv) any failure of us to obtain the assumption in writing of its obligation to perform his respective agreement by any successor to all or substantially all of our assets within 15 days after any merger, consolidation, sale or similar transaction, except where such assumption occurs by operation of law or, (v) solely with respect to Mr. South, a material diminution of his responsibilities with the Company, his removal as Chancellor of South University or the requirement that he work on a full-time basis at the Company’s corporate offices or a more regular basis outside of Savannah, GA than he did prior to the execution of his employment agreement;

•	Noncompetition, confidentiality and nonsolicitation restrictive covenants for a period of 12 months after termination of employment;

•	In the event of the executive’s disability, continuation of all compensation and benefits through the earlier to occur of the next anniversary of the date of the employment agreement or the date of the executive’s death, provided that the obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan that we sponsor or otherwise maintain and that in no event will our total annual obligation for base salary payments to the executive be greater than an amount equal to two-thirds of the executive’s base salary;

•	In the event of the executive’s death, six months of salary, a pro-rata bonus for the year of death and six months of bonus payments based on the higher of (i) the average bonus paid to the executive in each of the last three years, and (ii) the bonus paid to the executive in the most recent 12 month period (annualized for any partial year payments); and

•	Solely with respect to Mr. South, reimbursement for up to $160,000 per fiscal year in expenses incurred in connection with the use of his personal airplane for business purposes and reimbursement for the fees and expenses associated with the membership of several social clubs and business organizations.

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

The time-vested stock option agreements entered into with each of our executive officers provide for additional vesting in the event that the executive is terminated without cause or resigns for good reason prior to the executive’s time vested options becoming fully vested.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding stock options and restricted stock held by the Named Executive Officers at June 30, 2009.

	Option Awards							Stock Awards
											Equity
										Equity	Incentive
					Equity					Incentive	Plan Awards:
					Incentive					Plan Awards:	Market or
					Plan Awards:				Market	Number of	Payout Value
	Number of		Number of		Number of			Number of	Value of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of	Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
	Exercisable		Unexercisable		Options (#)(1)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

John R. McKernan, Jr.	84,957	(2)	39,345	(2)	—	$50.00	5/31/2016	—	—	—	—
	—		—		124,299	50.00	5/31/2016	—	—	—	—
Todd S. Nelson	112,840	(3)	169,261	(3)	—	55.00	3/8/2017	—	—	—	—
	—		—		282,102	55.00	3/8/2017	—	—	—	—
	10,000	(4)	15,000	(4)	—	55.00	3/29/2017	—	—	—	—
Edward H. West	41,053	(5)	27,368	(5)	—	50.00	5/31/2016	—	—	—	—
	—		—		68,421	50.00	5/31/2016	—	—	—	—
	4,105	(6)	6,158	(6)	—	60.00	6/27/2017	—	—	—	—
	—		—		10,263	60.00	6/27/2017	—	—	—	—
John M. Mazzoni	19,860	(5)	13,240	(5)	—	50.00	5/31/2016	—	—	—	—
	—		—		33,100	50.00	5/31/2016	—	—	—	—
	1,986	(6)	2,979	(6)	—	60.00	6/27/2017	—	—	—	—
	—		—		4,965	60.00	6/27/2017	—	—	—	—
John T. South, III	13,380	(5)	8,920	(5)		50.00	5/31/2016	—	—	—	—
					22,300	50.00	5/31/2016	—	—	—	—
	1,338	(6)	2,007	(6)		60.00	6/27/2017	—	—	—	—
					3,345	60.00	6/27/2017	—	—	—	—
Stephen J. Weiss	26,490	(5)	17,660	(5)	—	50.00	5/31/2016	—	—	—	—
	—		—		44,150	50.00	5/31/2016	—	—	—	—
	2,649	(6)	3,973	(6)	—	60.00	6/27/2017	—	—	—	—
	—		—		6,623	60.00	6/27/2017	—	—	—	—

(1)	Represents performance-vested stock options that vest based on investment returns to the investment funds associated with the Principal Shareholders which invested in EDMC in connection with the Transaction.

(2)	Represents time-vested stock options that vest on a monthly basis over a five-year term which began on June 1, 2006.

(3)	Represents time-based stock options which vest over a five-year period, 20% of which vested on March 9, 2008, one year from the date of grant, and 20% of which vests on each of the next four anniversaries of the date of grant.

(4)	Represents time-based stock options which vest over a five-year period, 20% of which vested on March 30, 2008, one year from the date of grant, and 20% of which vests on each of the next four anniversaries of the date of grant.

(5)	Represents time-based stock options which vest over a five-year period, 20% of which vested on June 1, 2007 and 20% of which vests on June 1 of the next four years.

(6)	Represents time-based stock options which vest over a five-year period, 20% of which vested on June 28, 2008, one year from the date of grant, and 20% of which vests on each of the next four anniversaries of the date of grant.

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during fiscal 2009.

Pension Benefits

None of the Named Executive Officers receive pension benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation received by the Named Executive Officers during fiscal 2009.

	Executive	Registrant	Aggregate
	Contributions	Contributions	Earnings	Aggregate	Aggregate
	in Fiscal	in Fiscal	in Fiscal	Withdrawals/	Balance at
	2009	2009*	2009	Distributions	6/30/09

John R. McKernan, Jr.	$81,984	$42,714	$(207,976)	—	$672,842
Todd S. Nelson	—	—	—	—	—
Edward H. West	—	48,668	13,607	—	103,689
John M. Mazzoni	1,805	23,584	(20,143)	—	139,105
John T. South, III	—	18,091	837	—	84,277
Stephen J. Weiss	—	22,016	(12,340)	—	58,689

*	The amounts in this column are reported as compensation in the All Other Compensation column of the Summary Compensation Table.

We have a nonqualified deferred compensation plan for key executives, officers and certain other employees to allow compensation deferrals in addition to the amounts that may be deferred under the 401(k) plan. Participants in the deferred compensation plan may defer up to 100% of their annual cash compensation. While we do not match any portion of a participant’s contribution to the deferred compensation plan, participants who do not receive the full employer match on their contribution to the 401(k) plan due to Internal Revenue Code limitations on individual contributions to the 401(k) plan may have the matching contribution they would have received absent the Internal Revenue Code limitation contributed to the deferred compensation plan on their behalf. We currently match 100% of employee contributions to the 401(k) plan for up to 3% of compensation and 50% of employee contributions between 4% and 6% of compensation. The investment options available in the deferred compensation plan are similar to those offered in the 401(k) plan, except that one managed investment fund available to participants in the 401(k) plan is not an investment option for the deferred compensation plan and one managed investment fund available to participants in the deferred compensation plan is not available to 401(k) plan participants. Plan benefits are paid from our assets.

Potential Payments Upon Termination or Change-in-Control

This section describes payments that may be made to the Company’s Named Executive Officers upon several events of termination, including termination in connection with a change of control, assuming the termination event occurred on June 30, 2009 (except as otherwise noted). All payments to an executive described below are conditioned on the executive’s execution, delivery and nonrevocation of a valid and enforceable general release of claims.

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

The terms “cause” and “good reason” for each executive employment agreement are described above under “Employment Agreements”. The term “change in control” for each executive employment generally means a transaction or occurrence immediately following which the Principal Shareholders, in the aggregate, cease to beneficially own securities of the Company representing a majority of the outstanding voting power entitled generally to vote for the election of directors.

Other material terms of the employment agreements with the Named Executive Officers addressing payments upon termination or a change of control are as follows:

John R. McKernan, Jr.

If Mr. McKernan is terminated during his term other than for cause, or if Mr. McKernan terminates his employment for good reason, Mr. McKernan is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is in anticipation of or within two years following a change in control) the sum of Mr. McKernan’s base salary plus the target annual bonus and (ii) a pro-rated annual bonus based on his target annual bonus.

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

Edward H. West

If Mr. West is terminated by the Company other than for cause, or if Mr. West terminates his employment with good reason, then Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is in anticipation of or within two years following a change in control) the sum of Mr. West’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Mr. West is also entitled to reimbursement for COBRA premiums, in the amount of COBRA premiums charged to Mr. West minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months

In addition, the West Agreement will terminate prior to its scheduled expiration date in the event of death or disability. In the event of Mr. West’s death during the employment term, we will continue to pay any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination.

Agreements with Messrs. Mazzoni, South and Weiss

If either of Messrs. Mazzoni, South or Weiss is terminated by the Company other than for cause, or one of these executives terminates his employment with good reason, then the executive is entitled to severance payment of (i) one times for Mr. Mazzoni and Mr. South and one and one-half times for Mr. Weiss (or two times for all three executives if the termination is in anticipation of or within two years following a change in control) the sum of the executive’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. Severance payments are made on a monthly basis except in the event of a termination in anticipation of or within two years following a change of control, in which case the payment will be made in a lump sum. Each executive is also entitled to continuation of welfare benefits minus the amount charged to actively employed senior executives for like coverage not to exceed twelve months.

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

Table of Benefits Upon Termination Events

The following tables show potential payments to the Named Executive Officers upon termination of employment assuming a June 30, 2009 termination date, except with respect to Mr. Weiss, whose actual termination payments are set forth below. In connection with the amounts shown in the table, stock option benefit amounts for each option as to which vesting will be accelerated upon the occurrence of the termination event is equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share of the option and the estimated fair market value of the stock on June 30, 2009. Due to the fact that EDMC’s common stock was not publicly traded at June 30, 2009, we estimated the value based on a valuation performed in April 2009.

John R. McKernan, Jr.

	Without Cause		For Cause or
	or for Good		Without Good	Change in
	Reason		Reason	Control(1)		Disability	Death

Compensation:
Base Salary and Target Bonus	$1,204,632	(2)	$—	$2,409,264	(3)	$—	$—
Target Bonus in Year of Termination	446,160		—	446,160		446,160	446,160
Stock Options(4)	7,209,516		4,927,506	7,209,516		4,927,506	4,927,506
Benefits and Perquisites:
Health and Welfare Benefits	—		—	—		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds	—		—	—		—	500,000
Disability Benefits	—		—	—			—
Accrued Vacation Pay	24,710		24,710	24,710		24,710	24,710
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$8,885,018		$4,952,216	$10,089,650		$5,398,376	$5,898,376

(1)	Applicable if the executive is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) fiscal 2009 base salary of $356,928 and (ii) fiscal 2009 target incentive bonus of $446,160.

(3)	Consists of three times the sum of (i) fiscal 2009 base salary of $356,928 and (ii) fiscal 2009 target incentive bonus of $446,160.

(4)	Assumes fair market value of $108.00 per share. The executive’s time-vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. McKernan is terminated other than for cause or terminates his employment for good reason, his time-vested stock options will continue to vest for an additional 24 months. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance-vested stock options because the vesting of such options is based on cash returns to the Principal Shareholders from sales of common stock they purchased in connection with the Transaction, none of which have occurred as of June 30, 2009. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

Todd S. Nelson

	Without Cause		For Cause or
	or for Good		Without Good	Change in
	Reason		Reason	Control(1)		Disability	Death

Compensation:
Base Salary and Target Bonus	$2,007,720	(2)	$—	$4,015,440	(3)	$—	$—
Target Bonus in Year of Termination	743,600		—	743,600		743,600	743,600
Stock Options(4)	13,021,082		6,510,541	16,276,353		6,510,541	6,510,541
Benefits and Perquisites:
Health and Welfare Benefits(5)	10,345		—	10,345		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds	—		—	—		—	500,000
Disability Benefits	—		—	—		—	—
Accrued Vacation Pay	45,760		45,760	45,760		45,760	45,760
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$15,828,507		$6,556,301	$21,091,498		$7,299,901	$7,799,901

(1)	Applicable if the executive is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) fiscal 2009 base salary of $594,880 and (ii) fiscal 2009 target incentive bonus of $743,600.

(3)	Consists of three times the sum of (i) fiscal 2009 base salary of $594,880 and (ii) fiscal 2009 target incentive bonus of $743,600.

(4)	Assumes fair market value of $108.00 per share. The executive’s time-vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Nelson is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time-vested stock options will vest on each of the next two anniversaries of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance vested stock options because the vesting of such options is based on cash returns to the Principal Shareholders from sales of common stock they purchased in connection with the Transaction, none of which have occurred as of June 30, 2009. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the Company’s estimated expense of providing the executive with COBRA health insurance benefits for 18 months after termination.

Edward H. West

	Without Cause		For Cause or
	or for Good		Without Good	Change in
	Reason		Reason	Control(1)		Disability	Death

Compensation:
Base Salary and Target Bonus	$1,705,916	(2)	$—	$2,274,554	(3)	$—	$—
Target Bonus in Year of Termination	626,177		—	626,177		626,177	626,177
Stock Options(4)	3,568,834		2,578,100	4,461,042		2,578,100	2,578,100
Benefits and Perquisites:
Health and Welfare Benefits(5)	10,345		—	10,345		—	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds	—		—	—		—	500,000
Disability Benefits	—		—	—			—
Accrued Vacation Pay	13,760		13,760	13,760		13,760	13,760
Excise Tax and Gross-Up	—		—	—		—	—

Total:	$5,925,032		$2,591,860	$7,385,878		$3,218,037	$3,718,037

(1)	Applicable if the executive is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control.

(2)	Consists of 1.5 times the sum of (i) base salary of $511,100 and (ii) fiscal 2009 target incentive bonus of $626,177.

(3)	Consists of two times the sum of (i) fiscal 2009 base salary of $511,100 and (ii) fiscal 2009 target incentive bonus of $626,177.

(4)	Assumes fair market value of $108.00 per share. The executive’s time-vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. West is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time-vested stock options will vest on the anniversary of the date of grant of his option dated August 1, 2006 and on each of the next two anniversaries of the date of grant of his option dated June 28, 2007. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance-vested stock options because the vesting of such options is based on cash returns to the Principal Shareholders from sales of common stock they purchased in connection with the Transaction, none of which have occurred as of June 30, 2009. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(5)	Amount equals the Company’s estimated expense of providing the executive with COBRA health insurance benefits for 18 months after termination.

John M. Mazzoni

	Without Cause		For Cause or
	or for Good		Without Good	Change in
	Reason		Reason	Control(1)		Disability		Death

Compensation:
Base Salary and Target Bonus	$628,900	(2)	$—	$1,257,800	(3)	$518,567	(4)	$463,400	(5)
Target Bonus in Year of Termination	297,900		—	297,900		—		182,985	(6)
Stock Options(7)	1,678,832		1,247,208	2,158,120		1,247,208		1,247,208
Benefits and Perquisites:
Health and Welfare Benefits(8)	4,585		—	4,585		4,585		—
Outplacement Services(9)	25,000		—	25,000		—		—
Life Insurance Proceeds	—		—	—		—		500,000
Disability Benefits	—		—	—		—		—
Accrued Vacation Pay	1,273		1,273	1,273		1,273		1,273
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$2,636,490		$1,248,481	$3,744,678		$1,771,633		$2,394,866

(1)	Applicable if the executive is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control.

(2)	Consists of the sum of (i) fiscal 2009 base salary of $331,000 and (ii) fiscal 2009 target incentive bonus of $297,900.

(3)	Consists of two times the sum of (i) fiscal 2009 base salary of $331,000 and (ii) fiscal 2009 target incentive bonus of $297,900.

(4)	Consists of the sum of (i) two-thirds of the executive’s base salary for fiscal 2009 and (ii) fiscal 2009 target incentive bonus of $297,900.

(5)	Consists of the sum of (i) one-half of the executive’s fiscal 2009 base salary and (ii) fiscal 2009 target incentive bonus of $297,900.

(6)	Equals one-half of the average of the bonuses paid to the executive during the three most recent fiscal years.

(7)	Assumes fair market value of $108.00 per share. The executive’s time-vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. Mazzoni is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time-vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance-vested stock options because the vesting of such options is based on cash returns to the Principal Shareholders from sales of common stock they purchased in connection with the Transaction, none of which have occurred as of June 30, 2009. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(8)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.

(9)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.

John T. South, III

	Without Cause		For Cause or
	or for Good		Without Good	Change in
	Reason		Reason	Control(1)		Disability		Death

Compensation:
Base Salary and Target Bonus	$585,000	(2)	$—	$1,170,000	(3)	$476,667	(4)	$422,500	(5)
Target Bonus in Year of Termination	260,000		—	260,000		—		156,695	(6)
Stock Options(7)	1,131,056		840,264	1,453,960		840,264		840,264
Benefits and Perquisites:
Health and Welfare Benefits(8)	10,005		—	10,005		10,005		—
Outplacement Services(9)	25,000		—	25,000		—		—
Life Insurance Proceeds	—		—	—		—		500,000
Disability Benefits	—		—	—		—		—
Accrued Vacation Pay	21,250		21,250	21,250		21,250		21,250
Excise Tax and Gross-Up	—		—	—		—		—

Total:	$2,032,311		$861,514	$2,940,215		$1,348,186		$1,940,709

(1)	Applicable if the executive is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control.

(2)	Consists of the sum of (i) fiscal 2009 base salary of $325,000 and (ii) fiscal 2009 target incentive bonus of $260,000.

(3)	Consists of two times the sum of (i) fiscal 2009 base salary of $325,000 and (ii) fiscal 2009 target incentive bonus of $260,000.

(4)	Consists of the sum of (i) two-thirds of the executive’s base salary for fiscal 2009 and (ii) fiscal 2009 target incentive bonus of $260,000.

(5)	Consists of the sum of (i) one-half of the executive’s fiscal 2009 base salary and (ii) fiscal 2009 target incentive bonus of $260,000.

(6)	Equals one-half of the average of the bonuses paid to the executive during the three most recent fiscal years.

(7)	Assumes fair market value of $108.00 per share. The executive’s time-vested stock options become fully vested upon a change in control of EDMC. In the event that Mr. South is terminated other than for cause or terminates his employment for good reason, an additional 20% of his time-vested stock options will vest on the next anniversary of the date of grant. In the event that the executive is terminated for cause, the executive’s right to exercise his stock options terminates upon the effectiveness of the termination while the executive may exercise any vested stock options during the 30-day period following termination of employment by the executive without good reason. For purposes of the table, we have assumed that the executive exercises his vested stock options prior to a termination for cause or within 30 days after a termination by the executive without good reason. Amount does not include any vesting of performance-vested stock options because the vesting of such options is based on cash returns to the Principal Shareholders from sales of common stock they purchased in connection with the Transaction, none of which have occurred as of June 30, 2009. Does not include the impact of any repurchase rights held by EDMC upon exercise of the stock options under EDMC’s Amended and Restated Shareholders Agreement.

(8)	Amount equals the Company’s estimated expense of providing the executive with health and welfare benefits for twelve months after termination.

(9)	Amount equals the Company’s estimated expense of providing the executive with outplacement services upon termination. The executive may elect to receive a lump sum payment from the Company in lieu of receiving outplacement services.

Stephen J. Weiss

On June 29, 2009 Mr. Weiss resigned from his position as President, EDMC Online Higher Education. In connection with his resignation, we agreed to pay him 150% of his MICP target for fiscal 2009 ($496,500), severance equal to 104% of his fiscal 2009 base salary and 150% of his target bonus percentage for a period of 18 months after his termination date ($1,261,110), $25,000 for outplacement services, reimbursement of moving expenses of up to $15,000 and reimbursement of legal expenses of up to $10,000. In addition, Mr. Weiss will receive welfare benefits for up to 18 months after his termination date. Mr. Weiss’s unvested time vested stock options were also vested in full as of his termination date and will remain exercisable for the remainder of the term of the respective option agreement.

DIRECTOR COMPENSATION

The Company’s directors do not receive compensation for their service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the outstanding equity interests of Education Management LLC are owned by Education Management Holdings LLC. The following table presents information regarding the beneficial ownership of the equity securities of Education Management Corporation, parent of Education Management Holdings LLC, as of July 31, 2009 by each person who is known by us to beneficially own more than 5% of the equity securities of Education Management Corporation, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group.

		Percentage of
	Number of	Outstanding
Name and Address of Beneficial Owner(1)	Shares Owned	Shares Owned

Providence Equity Funds(2)	9,130,608	34.1
GS Limited Partnerships(3)(4)	9,130,608	34.1
GS EDMC Investors, LP(4)	1,600,000	6.0
GS Private Equity Partners Funds(5)	1,400,000	5.2
Leeds Equity Partners(6)	2,213,417	8.3
Adrian M. Jones(4)(5)	9,130,608	34.1
Jeffrey T. Leeds(6)	2,213,417	8.3
John M. Mazzoni(7)	29,846	*
John R. McKernan, Jr.(8)	150,095	*
Leo F. Mullin	10,000	*
Todd S. Nelson(9)	304,659	1.1
Paul J. Salem(2)	9,130,608	34.1
John T. South, III(10)	64,718	*
Stephen J. Weiss(11)	60,772	*
Edward H. West(12)	55,158	*
Peter O. Wilde(2)	9,130,608	34.1
All executive officers and directors as a group (20 persons)(13)	21,193,555	79.2

*	Less than 1%

(1)	The address of each listed shareholder, unless otherwise noted, is c/o Education Management Corporation, 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222.

(2)	Consists of (i) 7,223,947 shares of common stock held by Providence Equity Partners V L.P. (“PEP V”), whose general partner is Providence Equity GP V L.P., whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); (ii) 1,141,053 shares of common stock held by Providence Equity Partners V-A L.P.

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

(3)	Consists of 4,720,611 shares owned by GS Capital Partners V Fund, L.P., 2,438,470 shares owned by GS Capital Partners V Offshore Fund, L.P., 1,618,762 shares owned by GS Capital Partners V Institutional, L.P., 187,157 shares owned by GS Capital Partners V GmbH & Co. KG, and 165,608 shares owned by GSCP V EDMC Holdings, L.P. (collectively, the “Goldman Sachs Capital Partners Funds”).

(4)	The Goldman Sachs Group, Inc. and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own the 10,730,608 shares of common stock which are collectively owned directly or indirectly by the Goldman Sachs Capital Partners Funds and GS EDMC Investors, LP, of which affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner or the managing partner. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Sachs Capital Partner Funds and GS EDMC Investors, LP. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Sachs Capital Partner Funds and GS EDMC Investors, LP share voting power and investment power with certain of their respective affiliates. Adrian M. Jones is a managing director of Goldman, Sachs & Co. Each of Mr. Jones, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Sachs Capital Partners Funds and GS EDMC Investors, LP, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Capital Partner Funds, The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Mr. Jones is 85 Broad Street, 10th Floor, New York, New York 10004.

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

(6)	Consists of 2,078,645 shares owned by Leeds Equity Partners IV, L.P., 130,469 shares owned by Leeds Equity Partners IV Co-Investment Fund A, L.P., and 4,303 shares owned by Leeds Equity Partners IV Co-Investment Fund B, L.P. (collectively, the “Leeds Equity Partners IV Funds”). The general partner of the Leeds Equity Partners IV Funds is Leeds Equity Associates IV, L.L.C. Jeffrey T. Leeds, a Director of the Company, is the Managing Member of Leeds Equity Associates IV, L.L.C. Mr. Leeds disclaims beneficial ownership of any securities owned by the Leeds Equity Partners IV Funds. The address of the Leeds Equity Partners IV Funds, Leeds Equity Associates IV, L.L.C. and Mr. Leeds is 350 Park Avenue, 23rd Floor, New York, New York 10022.

(7)	Includes 21,846 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(8)	Includes 90,095 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(9)	Includes 122,840 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(10)	Includes 50,000 shares of common stock held in a grantor retained annuity trust of which Mr. South’s spouse is the trustee and 14,718 shares of common stock receivable upon the exercise of options that are exercisable with 60 days of the date of the table set forth above. Mr. South disclaims beneficial ownership of the shares of common stock held by the grantor retained annuity trust.

(11)	Includes 50,772 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(12)	Includes 45,158 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

(13)	Includes 373,104 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.

EDMC sold 181,818 shares of common stock to Todd S. Nelson for $55.00 per share in March 2007 pursuant to the terms of Mr. Nelson’s employment agreement. In addition, in October of 2006 EDMC sold the following shares of common stock to executive officers and a director at $50.00 per share pursuant to a voluntary executive common stock purchase plan: Joseph A. Charlson — 4,500 shares; John M. Mazzoni — 8,000 shares; Leo F. Mullin — 10,000 shares; Stacey R. Sauchuk — 5,000 shares; John T. South, III — 50,000 shares; and Stephen J. Weiss — 10,000 shares.

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

Shareholders’ Agreement

In connection with the Transaction, investment funds designated by the Sponsors acquired shares of capital stock of EDMC. Simultaneously with the closing of the Transaction, EDMC and the Sponsors entered into a Shareholders’ Agreement, which was subsequently amended and restated. The Amended and Restated Shareholders’ Agreement contains agreements among the parties with respect to the election of our directors, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. The Amended and Restated Shareholders’ Agreement does not permit any Sponsor to elect more than two members of the Board or to control the votes of the other Sponsors’ shares. All the shareholders of EDMC are parties to the Amended and Restated Shareholders Agreement, including the management participants who hold shares of capital stock (including through the exercise of options).

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

Other Relationships

South University, which is a wholly-owned subsidiary of the Company, leases five of the buildings it occupies from two separate entities owned by John T. South, III, who is one of our executive officers. Total rental payments under these arrangements, which are included in educational services on our consolidated statements of income, were approximately $1.6 million for the fiscal year ended June 30, 2009.

We license student information system software from Campus Management Corp., which is owned by investment funds associated with Leeds Equity Partners. Jeffrey Leeds serves on our Board of Directors and as President of Leeds Equity Partners. During fiscal 2009, we paid licensing, maintenance and consulting fees to Campus Management Corp. of approximately $3.8 million. We also use PeopleScout, Inc., d/b/a StudentScout, for contact management services when processing some of our inquiries from prospective students. StudentScout is owned by investment funds associated with Leeds Equity Partners. During fiscal 2009, we paid servicing fees to StudentScout of approximately $0.4 million.

In June 2006, we entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of Goldman Sachs Capital Partners, one of the Sponsors. The terms of the interest rate swap agreement are described in Note 7 to the accompanying audited consolidated financial statements. In March 2009, we paid $0.3 million to an affiliate of Goldman Sachs Capital Partners in connection with investment banking services provided to us when we amended our senior secured loan facilities. The beneficial stock ownership of Goldman Sachs Capital Partners in EDMC is described in “Security Ownership of Certain Beneficial Owners and

Management”. Adrian M. Jones and Leo F. Mullin are appointees of Goldman Sachs Capital Partners on our Board of Directors under the terms of EDMC’s amended and restated existing shareholders agreement.

Board Independence

The Board of Directors has determined that Leo F. Mullin is independent according to the listing standards for companies listed on the The NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal 2009 and 2008, and fees for other services rendered by Ernst & Young LLP during fiscal 2009 and 2008.

	2009	2008

Audit Fees(1)	$1,718,344	$1,725,902
Audit-Related Fees(2)	68,800	—
Tax Fees(3)	79,000	111,768
All Other Fees	—	—

Total	$1,866,144	$1,837,670

(1)	Audit Fees consist of the audit of the consolidated financial statements and quarterly reviews, technical assistance with SFAS No. 123R, procedures surrounding EDMC’s filing of Amendments to its Form S-1 during each year, including consents and comfort letter procedures, and assistance with comment letters.

(2)	Audit-Related Fees consist of specific internal control procedures.

(3)	Tax Fees consist of FIN 48 technical assistance and tax planning in anticipation of matters surrounding an initial public offering of EDMC’s common stock.

Pre-Approval Policies and Procedures

The Company does not have, nor is it required to have, an audit committee and as a result the Company’s Board of Directors performs the duties of an audit committee. The Company’s Board of Directors, through a designated director liaison, evaluates and approves in advance the scope and cost of any and all proposed services to be provided by an auditor before the auditor renders audit or non-audit services. The appointment of Ernst & Young LLP as the Company’s independent auditor for fiscal years 2009 and 2010 was approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

Reference is made to Item 8 herein.

(a) 2. Financial Statement Schedules.

Reference is made to Item 8 herein.

(a) 3. Exhibits

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

Date: August 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd S. Nelson Todd S. Nelson	Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2009

/s/ Randall J. Killeen Randall J. Killeen	Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)	August 26, 2009

/s/ Edward H. West Edward H. West	President and Chief Financial Officer (Principal Financial Officer)	August 26, 2009

/s/ John R. Mckernan, Jr. John R. McKernan, Jr.	Chairman of the Board of Directors	August 26, 2009

/s/ Adrian M. Jones Adrian M. Jones	Director	August 26, 2009

/s/ Leo F. Mullin Leo F. Mullin	Director	August 26, 2009

/s/ Paul J. Salem Paul J. Salem	Director	August 26, 2009

/s/ Peter O. Wilde Peter O. Wilde	Director	August 26, 2009

/s/ Jeffrey T. Leeds Jeffrey T. Leeds	Director	August 26, 2009

Exhibit
List

3.1	Certificate of Formation of Education Management LLC (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 27, 2006)
3.2	Limited Liability Company Agreement of Education Management LLC (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 27, 2006)
4.1	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 8 3/4% Senior Notes due 2014 (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4/A of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on November 8, 2006)
4.2	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes due 2016 (previously filed as Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4/A of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on November 8, 2006)
10.1	Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on February 14, 2007).
10.2	First Amendment to Amended and Restated Credit and Guaranty Agreement dated March 23, 2009 by and among Education Management LLC, Education Management Holdings, LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities Inc. and BNP Paribas Securities Corp., as auction managers, BNP Paribas, as Administrative Agent and Issuing Bank, the guarantors listed on the signature papers thereto and the lenders listed on the signature papers thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of Education Management LLC filed on March 26, 2009).
10.3	Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on February 14, 2007).
10.4	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Joseph A. Charlson (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 13, 2006)
10.5	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on December 13, 2006)
10.6	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stacey R. Sauchuk (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on December 13, 2006)
10.7	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.04 to the Current Report on Form 8-K filed on December 13, 2006)
10.8	Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.05 to the Current Report on Form 8-K filed on December 13, 2006)
10.9	Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on April 5, 2007)
10.10	Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 24, 2006)

Exhibit
List

10.11		Letter Agreement, dated February 13, 2007, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.03 to the Current Report on Form 8-K filed on February 14, 2007)
10.12		Letter Agreement, dated June 28, 2007, between Education Management Corporation and John R. McKernan, Jr. (previously filed as Exhibit 10.02 to the Current Report on Form 8-K filed on July 5, 2007)
10.13		Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stephen J. Weiss (previously filed as Exhibit 10.06 to the Current Report on Form 8-K filed on December 13, 2006)
10	.14*	Waiver and Release of Claims dated July 10, 2009 among Stephen J. Weiss, Education Management LLC and Education Management Corporation.
10.15		Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605) filed on September 24, 2006)
10.16		Form of Executive Time Vested Stock Option Agreement (previously filed as Exhibit 10.07 to the Current Report on Form 8-K filed on December 13, 2006)
10.17		Form of Executive Performance Vested Stock Option Agreement (previously filed as Exhibit 10.08 to the Current Report on Form 8-K filed on December 13, 2006)
10.18		Fiscal 2007 Management Incentive Stock Option Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 11, 2006)
10.19		EDMC Stock Option Plan, effective August 1, 2006, as amended (previously filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 filed on November 8, 2006, amendments filed as Exhibit 10.01 to the Current Report on Form 8- K filed on March 15, 2007, Exhibit 10.01 to the Current Report on Form 8-K filed on April 5, 2007 and Exhibit 10.01 to the Current Report on Form 8-K filed on July 5, 2007)
10.20		Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on December 29, 2006)
10.21		Education Management Corporation Long Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on March 2, 2007)
10.22		Amended and Restated Shareholders’ Agreement, dated as of October 30, 2006, between EDMC and each of the Shareholders named therein, as amended (previously filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4 filed on November 8, 2006, amendment filed as Exhibit 10.02 to the Current Report on Form 8-K filed on April 5, 2007)
12	.1*	Statement re computation of ratios
21	.1*	List of Subsidiaries
31	.1*	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith. All other exhibits were previously filed.